Form 10-Q
period 1996-03-31
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1996-05-15
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

          ACT OF 1934

          For the period ended March 31, 1996

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                         Commission File Number 0-23134

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                            35-1681096
(State of other jurisdiction              (I.R.S. Employer identification no.)
of incorporation or organization)

130 East Market Street           Indianapolis, Indiana                    46204
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (317) 237-8121
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes _ No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       1,449,992 shares as of May 8, 1995
                  Voting -   140,000 shares as of May 8, 1995

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995 ...............................................3

         Consolidated Statements of Income for three months ended
         March 31, 1996 and 1995 .............................................4

         Consolidated Statements of Changes in Shareholders'
         Equity ..............................................................5

         Consolidated Statements of Cash Flows for three months ended
         March 31, 1996 and 1995..............................................6

         Notes to Consolidated Financial Statements ..........................7

Item 2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition .........................................8-15

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................15

Signatures ..................................................................15

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)


                                                        March 31,   December 31,
                                                          1996          1995
                                                        ---------   ------------
Assets

      Cash and due from banks                            $24,324       $23,377
      Federal funds sold                                       0             0
        Total cash and equivalents                        24,324        23,377

      Available-for-sale securities                       96,190       107,745
      Loans held for sale                                  3,460         2,557
      Total loans                                        277,487       271,093
        Allowance for loan losses                        (3,418)       (3,290)
        Loans, net                                       274,069       267,803

      Premises and equipment, net                          8,551         8,744
      Accrued income and other assets                      6,295         6,793
        Total assets                                    $412,889      $417,019

Liabilities

      Non interest-bearing deposits                      $62,596       $67,966
      Interest-bearing deposits                          291,115       283,796
        Total deposits                                   353,711       351,762

      Short-term borrowings                               13,494        20,056
      Accrued expenses and other liabilities               3,106         3,565
        Total liabilities                                370,311       375,383

Shareholders' equity Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting - 140,000 shares                              950           950
        Nonvoting -  1,449,992 shares (1996)
                  -  1,449,992 shares (1995)              15,334        15,334
      Retained earnings                                   26,139        25,114
      Net unrealized loss on
        available-for-sale securities                        155           238
        Total shareholders' equity                        42,578        41,636
        Total liabilities and
           shareholders' equity                         $412,889      $417,019

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

                                                           Three months ended
                                                                March 31,
                                                          ---------------------
                                                           1996           1995
                                                          ------         ------
Interest income
      Interest and fees on loans                          $6,185         $4,879
      Interest on federal funds sold                          98             51
      Interest on investments
        Taxable                                              354          1,142
        Tax Exempt                                           463            505
        Mortgage-backed investments                          552            606
        Total interest income                              7,652          7,183

Interest expense
      Interest on deposits                                 3,161          2,901
      Interest on short-term borrowings                      179            534
        Total interest expense                             3,340          3,435
Net interest income                                        4,312          3,748

Provision for loan losses                                    150            176
Net interest income after
      provision for loan losses                            4,162          3,572

Other operating income
      Trust fees                                             353            349
      Service charge income                                  530            468
      Mortgage banking revenue                               175            459
      Net gain (loss) on
        investments                                          (27)            (8)
      Other operating income                                 231            178
        Total other operating income                       1,262          1,446

Other operating expenses
      Salaries and employee benefits                       1,941          2,154
      Occupancy expense (net)                                390            362
      Equipment expense                                      261            305
      FDIC insurance expense                                   0            185
      Advertising Expense                                    135            215
      Other operating expense                                821            755
        Total other operating expenses                     3,548          3,976

Income before income taxes                                 1,876          1,042

Income Taxes                                                 565            264

Net income                                                $1,311           $778

Net income per share (Note 2)                              $0.82          $0.49

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands)


                                                          1996            1995
                                                        -------         -------
Balance at January 1                                    $41,636         $38,477

      Net Income                                          1,311             778

      Cash dividends                                       (286)           (270)

      Repurchase of common stock                              0            (835)

      Change in net unrealized loss on
        available-for-sale securities                       (83)            497

Balance at March 31                                     $42,578         $38,647

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                           Three Months ended
                                                           -------------------
                                                            1996         1995
                                                           ------       ------
Cash flows from operating activities
  Net Income                                               $1,311        $778
  Adjustments to reconcile net income to net cash
    from operating activities
  Depreciation and amortization                               261         324
  Provision for loan losses                                   150         176
  Net loss on investment securities                            26           8
  Net amortization/(accretion) on investments                  62         143
  Net gain on the sale of loans                              (128)        (26)
  Change in interest payable and other liabilities           (513)      1,164
  Change in interest receivable and other assets              368        (308)
  Loans originated for sale, net of sales proceeds         (1,035)     (2,118)

          Net cash from operating activities                  502         141


Cash flows from investing activities
  Proceeds from maturities and principal
    reductions of investment securities                         0      12,626
  Proceeds from sales of available-for-sale securities      2,971         885
  Proceeds from maturities
     of available-for-sale securities                      18,343         968
  Purchase of available-for-sale securities                (9,910)          0
  Purchase of investment securities                             0      (1,000)
  Loans made to customers, net of principal
    collection thereon                                     (6,119)     (5,232)
  Property and equipment expenditures                          60        (627)

    Net cash from investing activities                      5,345       7,620

Cash flows from financing activities
 Net change in deposits                                     1,948      (5,653)
 Net change in short-term borrowings                       (6,562)     (1,956)
 Dividends paid                                              (286)       (270)
 Purchase of common stock                                       0        (835)

Net change in cash and cash equivalents                        947       (953)

Cash and cash equivalents at beginning of year              23,377      27,725

Cash and cash equivalents at end of period                 $24,324     $26,772

                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements
                                 March 31, 1996

1.   Accounting Policies

     Except as noted in Note 3, the significant accounting policies followed by Peoples Bank Corporation of Indianapolis ("the Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q and may not include all information and footnotes normally shown for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.


2.   Earnings Per Share

     Earnings per share is computed based upon the weighted average number of shares outstanding during the period which were 1,589,992 for the three month period ending March 31, 1996, and 1,593,593 for the three months ending March 31, 1995.


 3.  Accounting Changes

     Effective January 1, 1995, Peoples adopted Financial Accounting Standard No. 114, "Accounting by Creditors for the Impairment of a Loan" as amended by FAS No. 118. Pursuant to this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. Loans are deemed impaired when management concludes that it is probable that the customer will be unable to comply with the contractual terms of their loan, with respect to the timing and amount of required payments. Management evaluates loans for impairment in conjunction with the quarterly evaluation of the allowance for loan losses. Generally, such evaluation is limited to large commercial and commercial real estate loans. Consumer loans and mortgage loans secured by 1 to 4 family residential property are generally not evaluated for impairment. Application of this Standard on January 1, 1995 did not have significant effect on Peoples financial condition or results of operations.

Effective January 1, 1996 Peoples adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management does not believe Peoples has any material assets subject to this new Standard.

Effective January 1, 1996 Peoples adopted Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." This Standard requires the basis of mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The effect of this Standard will be to increase the gain, or reduce the loss, recognized upon the sale of the mortgage loan and will reduce future servicing fee income. During the first quarter of 1996, application of this Standard resulted in approximately $57 of additional income upon the sale of approximately $6 million of mortgage loans.

Effective January 1, 1996, Peoples adopted Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation." This Standard encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If fair value accounting is not adopted, entities must disclose the pro-forma effect on net income and earnings per share, had fair value accounting been adopted. Stock options issued by Peoples in 1996 are subject to the requirements of this Standard. Peoples did not account for those options using a fair value based method and intends to disclose the pro-forma effect on net income and earnings per share in its 1996 annual report.

PART I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis
 (Dollar amounts in thousands, except per share data)

General

The business of Peoples Bank Corporation of Indianapolis ("the Company") consists of holding and administering its interest in Peoples Bank & Trust Company ("Peoples"). The principal business of Peoples consists of attracting deposits from consumer and commercial customers and making loans to individuals and businesses. Peoples offers various products for depositors including checking and savings accounts, certificates of deposit and safe deposit boxes. Loans consist principally of loans to individuals secured by mortgage liens on residential properties, consumer loans generally secured by personal property and loans to businesses generally secured by liens on business assets. Peoples also offers trust services to individuals, businesses and institutions.

The Company operates 12 branch locations, a twelve story office in downtown Indianapolis, an operations center (which includes one of the 12 branches) and two mortgage origination facilities. Peoples occupies five floors of the downtown office building and leases six floors to tenants. The top floor houses the board room and a training area. Leased tenant space at the downtown office remains at near capacity.

The book value per share of Peoples nonvoting common shares at March 31, 1996 was $26.78 for the third quarter, the low trading price per share was $24 1/4 and the high trading price per share was $29 1/2.

Selected ratios and summary data.

                                                Three Months Ended
                                              -------------------------
                                                      March 31,
                                                1996            1995
                                              ---------       --------
Assets                                        $412,889        $418,800

Loans (includes loans held for                 280,947         222,569
sale)

Deposits                                       353,711         340,924

Shareholders' Equity                            42,578          38,647

Book value per share                             26.78           24.31


Earnings per share                               $0.82           $0.49

Return on Average Assets                          1.27%           0.74%

Return on Average Equity                         12.49%           8.01%

Average Shares Outstanding                   1,589,992       1,593,593

Total Shares Outstanding                     1,589,992       1,589,992


Net Income

Net income for the first quarter of 1996 was $1,311 compared to $778 for the first quarter of 1995, an increase of $533 or 68.5%. Net income per share for the first quarter of 1996 increased $0.33 or 67.3% to $0.82 from $0.49 for the first quarter of 1995.

Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the three months ended March 31, net interest income was $4,312 and $3,748 for 1996 and 1995, respectively. This reflects an increase of $564 or 15.05%.

Interest income for the three months ended March 31, was $7,652 and $7,183 for 1996 and 1995, respectively. Total interest expense was $3,340 and $3,435 for the same periods, respectively. The increase in interest income is attributable to increased loan growth during the year, off-set by a modest decline in short-term market interest rates.

The Company's net interest margin, or margin on earning assets, increased .41% from 3.90%for the first three months of 1995 to 4.31% for the first three months of 1996. On a tax equivalent basis, the Company's net interest margin was 4.84% and 4.20% for the three months ending 1996 and 1995, respectively.

Interest and fees on loans increased from $4,879 for the first three months of 1995 to $6,185 for that period in 1996, an increase of $1,306 or 26.77%. The increase is attributable to an increase in loan outstandings. Total loans were $222,569 at March 31, 1995, compared to $280,947 at March 31, 1996.

Provision & Allowance for Loan Losses

The provision for loan losses was $150 for the first three months of 1996 as compared to $176 for the first three months of 1995, a decrease of $26 or 14.77%. The allowance for loan losses at March 31, 1996 was $3,418 or 1.22% of total loans compared to $3,290 or 1.20% of total loans at December 31, 1995. Gross charge-offs during the first three months of 1996 were $63 and recoveries were $40.

The adequacy of the allowance for loan loss is evaluated at least quarterly by management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecast economic conditions. Management's analysis indicates that the allowance for loan losses at March 31, 1996 is adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical loss experience.

Other Operating Income

Non-interest income totaled $1,262 for the first three months of 1996, compared to $1,446 for that period of 1995, a decrease of $184 or 12.72%. Trust fees continue to be a consistent source of income for the Company.

Service charges on deposit accounts comprise the largest component of non-interest income and were up for the first three months of 1996 when compared with the same periods of 1995. Service charge income was $530 for the three months ended March 31, 1996, an increase of $62 or 13.25%, from $468 for the same period in 1995. Peoples' Product and Pricing Committee continually monitors service charge fees and makes necessary adjustments to ensure that Peoples remains competitively priced with other local banking institutions.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the first three months of 1996 was $175, down $284, compared to $459 for the same period in 1995. A gain of $380 was recognized during the first quarter of 1995 on the sale of $34 million in mortgage servicing rights.

Other Operating Expenses

Non-interest expense was $3,548 for the three months ended March 31, 1996 compared with $3,976 for that period in 1995. This represents a decrease of $428 or 10.76%. During the third quarter of 1995 the bank examined its expense structure and recommended steps to lower overall non-interest expense. As a result of these recommendations, salary and employee benefit expenses decreased from $2,154 in the first three months of 1995 to $1,941 during the first three months of 1996, a decrease of $213 or 9.88%. Salary and employee benefit expenses comprise more than half of the total non-interest expenses. The Company continues to evaluate operating processes and procedures to reduce operating expenses, and will continue to evaluate the need for personnel in all areas of the Company in relation to increases in non-interest income, peer group comparisons, and interest income generated.

Occupancy expense was $390 for the first three months of 1996, an increase of $28 or 7.73% from $362 for the first three months of 1995. Management will monitor these costs on an ongoing basis in an attempt to effect long term efficiencies in occupancy expense. Equipment expenses were $261 and $305, for the first three months of 1996 and 1995, respectively, a decrease of $44 or 14.43%.

FDIC insurance expense was $0 and $185 for the first three months of 1996 and 1995. The FDIC determined that the Bank Insurance Fund was adequately capitalized as of May 31, 1995. As a result, insurance premiums were reduced from $0.23 per $100 of insured deposits on an annual basis to a flat fee of five hundred dollars per quarter.

Advertising expenses were $135 and $215, for the first three months of 1996 and 1995, respectively, a decrease of $80 or 37.21%. Advertising expenditures during 1995 were heavily weighted toward the first quarter, following an image campaign by the Company. Other operating expenses were $821 for the first three months of 1996, an increase of $66 or 8.74%, over $755 for the first three months of 1995.


Income Taxes

Income taxes were $565 for the first three months of 1996 and $264 for the first three months of 1995. The increase in taxes can be primarily attributed to increased profitability.


Balance sheet

Total assets were $412,889 at March 31, 1996, and $417,019 at December 31, 1995, a decrease of $4,130. The investment portfolio decreased from $107,745 at December 31, 1995, to $96,190 at March 31, 1996, a decrease of $11,555 or 10.72%. The decline in the investment portfolio was attributable to the return of principal in the form of amortization, calls, maturities and sales. Total loans, excluding loans held for sale, increased during the first three months of 1996 from $271,093 at December 31, 1995, to $277,487 at March 31, 1996. This
reflects an increase of $6,394 or 2.36%. Commercial loans increased $7,120 or 7.27% from $97,914 at December 31, 1995, to $105,034 at March 31, 1996. Real
estate loans, which consist of construction loans and permanent mortgages, increased $596 or 0.57% from $104,817 at December 31, 1995, to $105,413 at March 31, 1996. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples has sold in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale are not included in the Real Estate Loan totals. Loans held for sale were $2,557 at December 31, 1995, compared to $3,460 at March 31, 1996. Consumer loans decreased $1,292 or 1.95% from $66,132 at December 31, 1995 to $64,840 at March 31, 1996. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.



                                   March  31,      December 31,       March 31,
                                     1995              1995             1995
                                   ---------       -----------      -----------
Real Estate                         $105,413         $104,817          $74,009
Commercial                           105,034           97,914           77,713
Consumer                              64,840           66,132           65,357
Tax exempt                             2,200            2,230            2,585
                                   ---------        ---------        ---------
   Total Loans                       277,487          271,093          219,664
Less:  Allowance for Loan Losses      (3,418)          (3,290)          (2,922)
                                   ---------        ---------        ---------
Net Loans                           $274,069         $267,803         $216,742
                                   =========        =========        =========

Deposits represent the primary source of funds for the Company. Total deposits increased $1,949 or 0.55%, from $351,762 at December 31,1995 to $353,711 at
March 31, 1996. Non-interest-bearing deposits decreased $5,370, or 7.90%, from $67,966 at December 31, 1995 to $62,596 at March 31, 1996. The decrease is primarily attributable to normal flucuation in government and internally held deposits. Interest-bearing deposits were $283,796 and $291,115 at December 31, 1995 and March 31, 1996, respectively.

The Company's deposit balances are reflected in the following table.


                                    March 31,       December 31,      March 31,
                                      1996             1995             1995
                                    ---------       ------------      ---------
Deposits:
  Non-interest-bearing              $62,596          $67,966          $68,522
     Interest-bearing               291,115          283,796          272,402
                                   --------         --------         --------
       Total deposits              $353,711         $351,762         $340,924
                                   ========         ========         ========
Total deposits/total assets           85.67%           84.35%           81.41%


Short-term borrowings in the form of Federal funds and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds for Peoples. Many of the funds are from businesses with large cash balances. Other repurchase agreements come from public entities. Short-term borrowings were $13,494 at March 31, 1996 as compared to $20,056 at December 31, 1995. This represents a $6,562 or 32.72% decline.

Total shareholders' equity increased $942 or 2.26% for the three months ended March 31, 1996 to $42,578, from $41,636 at December 31, 1995. The increase in shareholders' equity was the result of net income of $1,311, less dividends paid of $286. The impact of FAS No. 115 resulted in a $83 decrease in equity between December 31, 1995 and March 31, 1996, as longer term interest rates rose and the net unrealized gain on available-for-sale securities declined.


Credit Quality

Nonaccrual loans are loans on which the Company no longer accrues interest. Management places a loan on nonaccrual status when the collection of additional interest is unlikely and the loan is not considered to be well secured and in the process of collection. Nonperforming loans are those loans that are on nonaccrual status, are 90 days or more past due as to principal or interest or those that are restructured. A nonperforming loan is one that the borrower is no longer paying as agreed and has become 90 days or more past due or where management, as a result of delinquent status or significant concern about the ultimate collectibility of the loan, has ceased to recognize interest income (nonaccrual status). At March 31, 1996, management has designated $942 in loans as "impaired" for the purposes of FAS No. 114. Management has further determined that all commercial non-accrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.


                                      March 31,    December 31,   March 31,
                                        1996           1995         1995
                                      ---------    ------------   ---------
Nonperforming loans:
Total nonaccrual loans                 $438           $838           $780
Loans past due more than
  90 days and still accruing            185            445            433
                                     ------         ------         ------
Total                                  $623         $1,283         $1,213
                                     ======         ======         ======

Historically, commercial loans have constituted the majority of total nonperforming loans at Peoples. At March 31, 1996, nonperforming loans were comprised of $121 of commercial loans, $475 of real estate loans and $27 of consumer loans. Nonperforming loans were comprised of $533 of commercial loans, $749 of real estate loans and $0 consumer loans at December 31, 1995. At March 31, 1995, nonperforming loans consisted of $751of commercial loans, $346 of real estate loans and $116 of consumer loans.

Asset quality continues to be an important focus for the Company. Nonperforming loans as a percent of assets were 0.15% at March 31, 1996, and 0.31% at December 31, 1995. The Company maintains asset quality through well defined policies as well as functioning underwriting and review processes. The Company is focused on increasing loans in relation to deposits but wants the growth to be profitable now and in future years.

Capital

The Company and Peoples are required to comply with capital requirements promulgated by their primary regulators that affect their ability to pay dividends and that can affect their operations. Those regulations require the maintenance of specified levels of capital to total assets (leverage ratio) and to risk weighted assets (the risk-based capital ratios). These regulations require the maintenance of a leverage ratio of at least 3.00% and a total risk-based capital ratio of at least 8.00%. A financial institution's deposit insurance assessment and, in certain circumstances, operations will be affected by its capital level. Institutions with leverage ratios of 5.00% or more and total risk-based capital ratios of 10.00% or more are deemed to be "well capitalized," and accordingly, pay the lowest deposit insurance assessment and are not subject to operational restrictions as outlined within the regulation.

As of March 31, 1996, the Company's Tier I and total risk-based capital ratios were 14.97% and 16.17%, respectively. The Company's leverage ratio was 10.27% at March 31, 1996. As of March 31, 1996, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at March 31, 1996.

The following table provides the capital ratios for the entities.

                                              At March 31, 1996
                                         ------------------------------
                                                           Consolidated
                                          Bank Only          Company
                                          ---------        ------------
Total assets                               $406,218          $412,889

Risked-based assets                         282,045           283,342

Tier I capital                               34,922            42,423

Total capital                                38,340            45,841

Leverage ratio                                 8.60%            10.27%

Tier I risk-based capital ratio               12.38             14.97

Total risk-based capital ratio                13.59             16.17

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits - Exhibit Index Appears on page E-1.

         B.   Form 8-K - None to be reported.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEOPLES BANK CORPORATION
                                      OF INDIANAPOLIS

                                      By:  /s/ William E. McWhirter
                                           -------------------------------------
                                           William E. McWhirter
                                           President and Chief Executive Officer


                                      By:  /s/ Charles R. Hageboeck
                                           -------------------------------------
                                           Charles R. Hageboeck
                                           Senior Vice President and Chief
                                           Financial Officer



                                      DATE: May 14, 1996

                                  EXHIBIT INDEX

Exhibit No.             Description
- - -----------             -----------

   27             Financial Data Schedule