Form 10-Q
period 1996-06-30
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1996-08-13
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended June 30, 1996

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
- ---  EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                         Commission File Number 0-23134

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS
             (Exact name of registrant as specified in its charter)


           Indiana                                           35-1681096
- --------------------------------------------------------------------------------
(State of other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       identification no.)


130 East Market Street          Indianapolis, Indiana          46204
- --------------------------------------------------------------------------------
(Address of principal                                        (Zip Code)
executive offices)

                                                     (317) 237-8121
        (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       1,449,992 shares as of August 12, 1996
                  Voting    -       140,000 shares as of August 12, 1996

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1996
         and December 31, 1995 ..............................................2

         Consolidated Statements of Income for three and
         six months ended June 30, 1996 and 1995 ............................3

         Consolidated Statements of Changes in
         Shareholders' Equity ...............................................4

         Consolidated Statements of Cash Flows for
         six months ended June 30, 1996 and 1995 ............................5

         Notes to Consolidated Financial Statements .........................6

Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition ..................7-14

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote
        of Security Holders.................................................15

Item 6. Exhibits and Reports on Form 8-K ...................................15

Signatures .................................................................16

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                         June 30,   December 31,
                                                           1996        1995
                                                        ---------   ------------
                              Assets

      Cash and due from banks                            $27,690       $23,377
      Federal funds sold                                  23,700             0
                                                        --------      --------
        Total cash and equivalents                        51,390        23,377

      Available-for-sale securities                       85,367       107,745
      Loans held for sale                                  2,005         2,557

      Total loans                                        293,381       271,093
        Allowance for loan losses                         (3,695)       (3,290)
                                                        --------      --------
        Loans, net                                       289,686       267,803

      Premises and equipment, net                          8,331         8,744
      Accrued income and other assets                      7,558         6,793
                                                        --------      --------
        Total assets                                    $444,337      $417,019
                                                        ========      ========
Liabilities

      Non interest-bearing deposits                      $73,798       $67,966
      Interest-bearing deposits                          311,855       283,796
                                                        --------      --------
        Total deposits                                   385,653       351,762

      Short-term borrowings                               11,857        20,056
      Accrued expenses and other liabilities               3,382         3,565
                                                        --------      --------
        Total liabilities                                400,892       375,383

Shareholders' equity
        Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting - 140,000 shares                              950           950
        Nonvoting - 1,449,992 shares (1996)
                  -  1,449,992 shares (1995)              15,334        15,334
      Retained earnings                                   27,189        25,114
      Net unrealized loss on
          available-for-sale securities                      (28)          238
                                                        --------      --------
        Total shareholders' equity                        43,445        41,636
                                                        --------      --------
        Total liabilities and shareholders' equity      $444,337      $417,019
                                                        ========      ========

 See accompanying notes.

PEOPLES BANK  CORPORATION  OF  INDIANAPOLIS
CONSOLIDATED  STATEMENTS  OF INCOME
================================================================================
(Dollar amounts in thousands, except per share data)


                                                        Three months ended            Six months ended
                                                             June 30,                    June 30,
                                                         1996        1995            1996           1995
                                                       --------------------        ----------------------
Interest income
      Interest and fees on loans                       $6,326       $5,539         $12,511         $10,41
      Interest on federal funds sold                      300           52             398            103
      Interest on available-for-sale securities         1,264        2,074           2,633          4,327
                                                       ------        -----          ------         ------
        Total interest income                           7,890        7,665          15,542         14,848

Interest expense
      Interest on deposits                              3,253        3,026           6,414          5,927
      Interest on short-term borrowings                   150          634             329          1,168
                                                       ------        -----          ------         ------
        Total interest expense                          3,403        3,660           6,743          7,095
                                                       ------        -----          ------         ------
Net interest income                                     4,487        4,005           8,799          7,753

Provision for loan losses                                 300          177             450            353
                                                       ------        -----          ------         ------
Net interest income after
      provision for loan losses                         4,187        3,828           8,349          7,400

Other operating income
      Trust fees                                          354          349             707            698
      Service charge income                               563          496           1,093            964
      Mortgage banking revenue                            191          149             366            608
Net gain (loss) on
        investments                                       (1)         (31)            (28)            (39)
      Other operating income                              265          123             496            301
                                                       ------        -----          ------         ------
        Total other operating income                    1,372        1,086           2,634          2,532

Other operating expenses
      Salaries and employee benefits                    2,003        2,121           3,944          4,275
      Occupancy expense (net)                             376          373             766            735
      Equipment expense                                   255          301             516            606
      FDIC insurance expense                                1          185               1            370
      Advertising Expense                                 135          199             270            414
      Other operating expense                             893          872           1,714          1,628
                                                       ------        -----          ------         ------
        Total other operating expenses                  3,663        4,051           7,211          8,028

Income before income taxes                              1,896          863           3,772          1,904

Income Taxes                                              560          119           1,125            383

Net income                                             $1,336         $744          $2,647         $1,521
                                                       ======        =====          ======         ======
Net income per share (Note 2)                          $ 0.84        $0.47          $ 1.66         $ 0.95
                                                       ======        =====          ======         ======

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
(Dollar amounts in thousands)


                                                          1996            1995
                                                       ---------       ---------
Balance at January 1                                   $ 41,636        $ 38,477

      Net Income                                          2,647           1,521

      Cash dividends                                       (572)           (541)

      Repurchase of common stock                              0            (835)

      Change in net unrealized loss on
        available-for-sale securities                      (266)            911
                                                       --------        --------
Balance at June 30                                     $ 43,445        $ 39,533
                                                       ========        ========

EOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(Dollar amounts in thousands)

                                                             Six months ended
                                                                 June 30,
                                                          ----------------------
                                                             1996        1995
                                                          ---------   ----------
Cash flows from operating activities
      Net Income                                          $  2,647    $  1,521
      Adjustments to reconcile net income to net cash
        from operating activities
      Depreciation and amortization                            525         648
      Provision for loan losses                                450         353
      Net loss on investment securities                         28          39
      Net amortization/(accretion) on investments              150         474
      Net gain on the sale of loans                           (267)       (125)
      Change in interest payable and other liabilities        (356)      1,004
      Change in interest receivable and other assets          (650)     (1,348)
      Loans originated for sale, net of sales proceeds         560     (12,119)
                                                          --------    --------
              Net cash from operating activities             3,087      (9,553)
                                                          --------    --------
 Cash flows from investing activities
      Proceeds from maturities and principal
        reductions of investment securities                      0      20,893
      Proceeds from sales of
          available-for-sale securities                      2,972      19,985
      Proceeds from maturities of
          available-for-sale securities                     30,760       3,206
      Purchase of available-for-sale securities            (11,891)          0
      Purchase of investment securities                          0      (1,000)
      Loans made to customers, net of principal
        collection thereon                                 (21,926)    (25,661)
      Property and equipment expenditures                     (111)       (908)
                                                          --------    --------
        Net cash from investing activities                    (196)     16,515
                                                          --------    --------
 Cash flows from financing activities
      Net change in deposits                                33,892       2,213
      Net change in short-term borrowings                   (8,198)     (5,692)
      Dividends paid                                          (572)       (541)
      Purchase of common stock                                   0        (835)
                                                          --------    --------
        Net cash from financing activities                  25,122      (4,855)
                                                          --------    --------
Net change in cash and cash equivalents                     28,013       2,107

Cash and cash equivalents at beginning of year              23,377      27,725
                                                          --------    --------
Cash and cash equivalents at end of year                  $ 51,390    $ 29,832
                                                          ========    ========

                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements
                                  June 30, 1996

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

2.  Earnings Per Share

         Earnings per share is computed based upon the weighted average number of shares outstanding during the period which were 1,589,992 for the three and six months ending June 30, 1996, and 1,589,992 and 1,600,741 for the three and six months ending June 30, 1995.

3.  Accounting Changes

         Effective January 1, 1995, Peoples adopted Financial Accounting Standard No. 114, "Accounting by Creditors for the Impairment of a Loan" as amended by FAS No. 118. Pursuant to this standard, loans considered to be impaired are reduced to the present value of expected future cash flows, or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. Loans are deemed impaired when management concludes that it is probable that the customer will be unable to comply with the contractual terms of their loan, with respect to the timing and amount of required payments. Management evaluates loans for impairment in conjunction with the quarterly evaluation of the allowance for loan losses. Generally, such evaluation is limited to large commercial and commercial real estate loans. Consumer loans and mortgage loans secured by 1 to 4 family residential property are generally not evaluated for impairment. Application of this Standard on January 1, 1995, did not have a significant effect on Peoples financial condition or results of operations.

Effective January 1, 1996, Peoples adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management does not believe Peoples has any material assets subject to this new Standard.

Effective January 1, 1996, Peoples adopted Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." This Standard requires the basis of mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The effect of this Standard will be to increase the gain, or reduce the loss, recognized upon the sale of the mortgage loan, and to reduce future servicing fee income. During the second quarter of 1996, application of this Standard resulted in approximately $57 thousand of additional income upon the sale of approximately $6.4 million of mortgage loans.

Effective January 1, 1996, Peoples adopted Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation." This Standard encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If fair value accounting is not adopted, entities must disclose the pro-forma effect on net income and earnings per share, had fair value accounting been adopted. Stock options issued by Peoples in 1996 are subject to the requirements of this Standard. Peoples has not accounted for those options using a fair value based method and intends to disclose the pro-forma effect on net income and earnings per share in its 1996 annual report. At the end of the second quarter, shares issued under the plan were non-dilutive.

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

The Board of Directors of the Company approved on July 18, 1996 the repurchase, from time to time, of 100,000 nonvoting common shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases.

The book value per share of Peoples nonvoting common shares at June 30, 1996 was $27.32. For the second quarter, the low trading price per share was $24.75, and the high trading price per share was $30.25.

Selected ratios and summary data.
                                                At or for the Six Months Ended
                                                            June 30,
                                              ---------------------------------
                                                   1996               1995
                                              -------------      -------------


Assets                                        $     444,337      $     423,656

Loans (includes loans held for sale)                295,386            253,172

Deposits                                            385,653            348,790

Shareholders Equity                                  43,445             39,533

Book value per share                                  27.32              24.86



Earnings per share                            $        1.66   $           0.95

Dividends per share                           $        0.36   $           0.34

Net Interest Margin (FTE)                              4.64%              4.25%

Return on Average Assets                               1.25%              0.73%

Return on Average Equity                              12.38%              7.85%



Average Shares Outstanding                        1,589,992          1,600,741



Total Shares Outstanding                          1,589,992          1,589,992


Net Income

Net income for the second quarter of 1996 was $1,336 compared to $744 for the second quarter of 1995. Net income for the six months ended June 30, 1996 was $2,647 which represents an increase of 74.03% or $1,126 from net income of $1,521 for the six months ended June 30, 1995. Net income per share for the second quarter 1996 increased $0.37 or 78.72% to $0.84 from $0.47 for the second quarter of 1995. Net income per share for the first half of 1996 was $1.66 compared to $0.95 for the first half of 1995. The increase is primarily attributable to increased loan volume and fee income and decreased operating expenses.

Net Interest Income

Net interest income is the principal component of the net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the six months ended June 30, net interest income was $8,799 and $7,753 for 1996 and 1995, respectively. This reflects an increase of $1,046 or 13.49%. For the second quarter of 1996 and 1995, respectively, net interest income was $4,487 and $4,005, an increase of $482 or 12.03%.

Interest income for the six months ended June 30, was $15,542 and $14,848 for 1996 and 1995, respectively. Interest income for the second quarter of 1996 and 1995, respectively, was $7,890 and $7,665, an increase of $225 or 2.94%. Total interest expense was $6,743 and $7,095 for the six months ended June 30, 1996 and 1995, respectively. For the second quarter of 1996 and 1995, respectively, total interest expense was $3,403 and $3,660, a decrease of $257 or 7.02%.

Interest and fees on loans increased from $10,418 for the first half of 1995 to $12,511 for that period in 1996, an increase of $2,093 or 20.09%. For the second quarter of 1996 and 1995, respectively, interest and fees on loans were $6,326 and $5,539, an increase of $787 or 14.21%. These increases are attributable to an increase in interest on loans outstanding. Total loans were $253,172 at June 30, 1995, compared to $295,386 at June 30, 1996.

The Company's net interest margin, or margin on earning assets, increased 0.37% from 4.04% for the first six months of 1995 to 4.41% for the first six months of 1996. On a tax equivalent basis, the Company's net interest margin was 4.25% and 4.64%, respectively, for those periods. For the second quarter, the net interest margin increased 0.25% from 4.13% in 1995 to 4.38% in 1996. On a tax equivalent basis, the Company's net interest margin was 4.38% and 4.61% for the second quarters of 1995 and 1996, respectively.

Provision & Allowance for Loan Losses

The provision for loan losses was $450 for the first six months of 1996 as compared to $353 for the first six months of 1995, an increase of $97 or 27.48%. The loan loss provision for the second quarter of 1996 was $300 versus $177 for the second quarter of 1995. The allowance for loan losses at June 30, 1996 was $3,695 or 1.25% of total loans compared to $3,290 or 1.20% of total loans at December 31, 1995. Gross charge-offs during the first six months of 1996 were $96 and recoveries were $50.

The adequacy of the allowance for loan loss is evaluated at least quarterly by a credit review officer and management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan losses at June 30, 1996, is adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages.

Other Operating Income

Non-interest income totaled $2,634 for the first six months of 1996, compared to $2,532 for that period of 1995, an increase of $102 or 4.03%. Non-interest income was $1,372 and $1,086 for the second quarters of 1996 and 1995, respectively, an increase of $268 or 26.34%. Trust fees, which continue to be a consistent source of income for the Company, were $707 and $698 for the first six months of 1996 and 1995, respectively, an increase of $9, or 1.29%.

Service charges on deposit accounts, which comprise the largest component of non-interest income, were up for the first six months of 1996 and up for the second quarter of 1996 when compared with the same periods of 1995. Service charge income was $1,093 for the six months ended June 30, 1996, an increase of $129 or 13.38%, from $964 for the same period in 1995. For the three month periods ending June 30, 1996 and 1995, service charge income was $563 and $496 respectively, an increase of $67 or 13.51%. One significant factor in fee income has been the merchant credit card business, from which Peoples derives fee income from merchant customers who accept credit cards in the course of retail operations and who have payment in respect of such cards remitted directly to their accounts at Peoples. Peoples' Product and Pricing Committee continually monitors service charge fees and makes necessary adjustments to ensure that Peoples remains competitively priced with other local banking institutions.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the first six months of 1996 was $366, reflecting a decrease of $242, or 39.80%, compared to $608 for the same period in 1995. Mortgage banking revenue for the second quarter of 1996 and 1995, respectively, was $191 and $149, an increase of $42 or 28.19%. A gain of $380 was recognized during the first quarter of 1995 on the sale of $34 million in mortgage servicing rights. Implementation of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" accounted for $114 additional recorded income during the first six months of 1996.

Other Operating Expenses

Total other operating expenses were $7,211 for the six months ended June 30, 1996, compared with $8,028 for that period in 1995. This represents a decrease of $817, or 10.18%. Total other operating expenses for the second quarter of 1996 and 1995, respectively, were $3,663 and $4,051, a decrease of $388 or 9.58%. During the third quarter of 1995, the bank examined its expense structure and recommended steps to decrease overall non-interest expense. As a result of these recommendations, salaries and employee benefits expenses decreased $331, or 7.74%, to $3,944 for the first six months of 1996 from $4,275 for the first six months of 1995. These expenses decreased $118, or 5.56%, to $2,003 for the second quarter of 1996, compared to $2,121 for the same period in 1995. The Company continues to evaluate operating processes and procedures to reduce operating expenses, and will continue to evaluate the need for personnel in all areas of the Company in relation to increases in non-interest income, peer group comparisons, and interest income generated.

Occupancy expense was $766 for the first six months of 1996, an increase of $31 or 4.22% from $735 for the first six months of 1995. Occupancy expense was $376 for the second quarter of 1996, an increase of $3 or 0.80% from $373 for the same period in 1995. Equipment expenses were $516 and $606, for the first six months of 1996 and 1995, respectively, a decrease of $90 or 14.85%. Equipment expenses were $255 and $301 for the second quarter of 1996 and 1995, respectively, a decrease of $46 or 15.28%.

FDIC insurance expense was $1 and $185 for the second quarter of 1996 and 1995, respectively. The FDIC determined that the Bank Insurance Fund was adequately capitalized as of May 31, 1995. As a result, insurance premiums were reduced from $0.23 of $100 of insured deposits on an annual basis to a flat fee of $500 per quarter.

Advertising expenses were $270 and $414, for the first six months of 1996 and 1995, respectively, a decrease of $144 or 34.78%. For the second quarter of 1996, advertising expenses were $135, a decrease of $64, or 32.16% over the same period in 1995. Other operating expenses were $1,714 and $1,628 for the first six months of 1996 and 1995, respectively, an increase of $86 or 5.28%. For the second quarter of 1996 and 1995, respectively, other operating expenses were $893 and $872.

Income Taxes

Income taxes were $1,125 for the first six months of 1996 and $383 for the first six months of 1995. On a quarterly comparison, income taxes were $560 for the second quarter of 1996 and $119 for the second quarter of 1995. The increase in taxes can be primarily attributed to increased profitability.


Balance sheet

Total assets were $444,337 at June 30, 1996, and $417,019 at December 31, 1995, an increase of $27,318. The portfolio of available-for-sale securities decreased from $107,745 at December 31, 1995, to $85,367 at June 30, 1996, a decrease of $22,378 or 20.77%. The decline in the portfolio was attributable to the return of principal from available-for-sale securities in the form of amortization, calls, maturities and sales. Total loans, excluding loans held for sale, increased during the first six months of 1996 from $271,093 at December 31, 1995, to $293,381 at June 30, 1996. This reflects an increase of $22,288, or 8.22%. Commercial loans increased $11,073 or 11.31% from $97,914 at December 31, 1995, to $108,987 at June 30, 1996. Real estate loans, which consist of construction loans and permanent mortgages, increased $10,186 or 9.72% from $104,817 at December 31, 1995, to $115,003 at June 30, 1996. Consumer loans increased $1,093 or 1.65% from $66,132 at December 31, 1995 to $67,225 at June 30, 1996. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples has sold in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $2,557 at December 31, 1995, compared to $2,005 at June 30, 1996. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.

                                      June 30,       December 31,       June 30,
                                        1996            1995              1995
                                     ---------       ------------      ---------
Real Estate                          $115,003         $104,817         $ 77,092
Commercial                            108,987           97,914           93,744
Consumer                               67,225           66,132           66,775
Tax exempt                              2,166            2,230            2,556
                                     --------         --------         --------
   Total Loans                        293,381          271,093          240,167
Less:  Allowance for Loan Losses        3,695            3,290            3,173
                                     --------         --------         --------
Net Loans                            $289,686         $267,803         $236,994
                                     ========         ========         ========

Deposits represent the primary source of funds for the Company. Total deposits increased $33,891 or 9.63%, from $351,762 at December 31,1995 to $385,653 at
June 30, 1996. Non-interest-bearing deposits increased $5,832, or 8.58%, from $67,966 at December 31, 1995 to $73,798 at June 30, 1996. Interest-bearing deposits increased $28,059, or 9.89%, from $283,796 at December 31, 1995 to $311,855 and June 30, 1996. The growth is attributable in part to a large CD campaign in June, 1996, which raised approximately $12 million. The Company's deposit balances are reflected in the following table.

                                      June 30,      December 31,      June 30,
                                       1996            1995            1995
                                     --------        --------        --------
Deposits:

         Non-interest-bearing        $ 73,798        $ 67,966        $ 72,718

            Interest-bearing          311,855         283,796         276,072
                                     --------        --------        --------

                  Total deposits     $385,653        $351,762        $348,790
                                     ========        ========        ========

Total deposits/total assets             86.79%          84.35%          82.33%


Short-term borrowings in the form of Federal funds and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Many of the funds are from businesses with large cash balances. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds for Peoples. Short-term borrowings were $11,857 at June 30, 1996, as compared to $20,056 at December 31, 1995. This represents a decrease of $8,199, or 40.88%. At June 30, 1996, all short-term borrowings were in the form of repurchase agreements.

Total shareholders' equity increased $1,809 or 4.34% for the six months ended June 30, 1996, to $43,445, from $41,636 at December 31, 1995. The increase in shareholders' equity was the result of net income of $2,647, less dividends paid of $572. The adoption of FAS No. 115 resulted in a $266 decrease in equity, which was attributable to the net unrealized loss on available-for-sale securities.

Credit Quality

Nonaccrual loans are loans on which the Company no longer accrues interest. Management places a loan on nonaccrual status when the collection of additional interest is unlikely and the loan is not considered to be well secured and in the process of collection. Nonperforming loans consist of loans that are on nonaccrual status, that are 90 days or more past due as to principal or interest, or that are restructured. If a loans is designated as a nonperforming loan, management, as a result of the loan's delinquent status or significant concern about its ultimate collectibility, typically ceases to recognize interest income with repect to such loan and places it on nonaccrual status.

At June 30, 1996, Management designated $1,177 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all commercial nonaccrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.


                                           June 30,    December 31,   June 30,
                                            1996          1995          1995
                                          ---------    ------------  ----------
Nonperforming loans:

         Total nonaccrual loans           $  365        $  838        $  697

         Loans past due more than            164           445           459
           90 days and still accruing         --            --            --

         Total                            $  529        $1,283        $1,156
                                          ======        ======        ======

Historically, commercial loans have constituted the majority of total nonperforming loans at Peoples. At June 30, 1996, nonperforming loans were comprised of $188 of commercial loans, $308 of real estate loans and $33 of consumer loans. Nonperforming loans were comprised of $533 of commercial loans, $749 of real estate loans and $0 of consumer loans at December 31, 1995. At June 30, 1995, nonperforming loans consisted of $733 of commercial loans, $324 of real estate loans and $99 of consumer loans.

Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.12% at June 30, 1996, and 0.31% at December 31, 1995. The Company maintains asset quality through the use of well-defined policies, underwriting criteria and review processes. The Company is focused on increasing loans in relation to deposits, but wants to maintain profitable growth both now and in future years.

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

As of June 30, 1996, the Company's Tier I and total risk-based capital ratios were 14.30% and 15.51%, respectively. The Company's leverage ratio was 9.79% at June 30, 1996. As of June 30, 1996, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at June 30, 1996.

The following table provides the capital ratios for the entities.

                                                  At June 30, 1996
                                           -----------------------------
                                                            Consolidated
                                            Bank Only          Company
                                           ----------       ------------
Total assets                                $438,596          $444,337

Risked-based assets                          289,900           304,005

Tier I capital                                35,764            43,462

Total capital                                 39,387            47,157

Leverage ratio                                  8.15%             9.79%

Tier I risk-based capital ratio                12.34%            14.30%

Total risk-based capital ratio                 13.59%            15.51%

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held April 18, 1996. The following members were elected to the Company's Board of Directors to hold office for a period of one year or until their successors are duly chosen and qualified. Proxy votes comprised 76 percent of the outstanding shares. No shares were voted in person.

                                               Against or                Broker
   Nominee                        For           Withheld    Abstain    Non-votes
- ------------------              -------        ----------   -------    ---------
Felix T. McWhirter              106,420            0           0           0
Wm. E. McWhirter                106,420            0           0           0
Charles R. Farber               106,420            0           0           0
Elbert L. Bradshaw              106,420            0           0           0
Robert B. Hirschman             106,420            0           0           0
David W. Knall                  106,420            0           0           0
Mary Ellen Rodgers              106,420            0           0           0
Henry C. Ryder                  106,420            0           0           0
Stephen R. West                 106,420            0           0           0
Gerald R. Francis               106,420            0           0           0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits - Exhibit 27: Financial Data Schedule.

         B.  Form 8-K - None to be reported.

                                   SIGNATURES


                                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PEOPLES BANK CORPORATION
                                   OF INDIANAPOLIS

                                   By: /s/ William. E. McWhirter
                                       -----------------------------------------
                                           William E. McWhirter
                                           President and Chief Executive Officer

                                   By: /s/ Charles R. Hageboeck
                                       -----------------------------------------
                                           Charles R. Hageboeck
                                           Senior Vice President and Chief
                                           Financial Officer


                                   DATE:  August 5, 1996

                                 EXHIBIT INDEX

Exhibit No.              Description
- -----------              ------------------------------
    27                   Financial Data Schedule