Form 10-Q
period 1996-09-30
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1996-11-12
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                         Commission File Number 0-23134

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS
             (Exact name of registrant as specified in its charter)


           Indiana                                           35-1681096
--------------------------------------------------------------------------------
(State of other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       identification no.)


130 East Market Street          Indianapolis, Indiana          46204
--------------------------------------------------------------------------------
(Address of principal                                        (Zip Code)
executive offices)

                                                     (317) 237-8121
        (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    X Yes   ___ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       1,433,292 shares as of November 1, 1996
                  Voting    -       140,000 shares as of November 1, 1996

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1996
         and December 31, 1995 ...............................................2

         Consolidated Statements of Income for three and nine
         months ended September 30, 1996 and 1995 ............................3

         Consolidated Statements of Changes in Shareholders'
         Equity ..............................................................4

         Consolidated Statements of Cash Flows for nine months ended
         September 30, 1996 and 1995 .........................................5

         Notes to Consolidated Financial Statements ..........................6

Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition ..............................7-15

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..................16

Item 6. Exhibits and Reports on Form 8-K ....................................16

Signatures ..................................................................17

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                                        Sept 30,            Dec 31,
                                                                          1996               1995
                                                                     ---------------     --------------
Assets

      Cash and due from banks                                               $32,911            $23,377
      Federal funds sold                                                          0                  0
                                                                     ---------------     --------------
        Total cash and equivalents                                           32,911             23,377

      Available-for-sale securities                                          89,246            107,745

      Loans held for sale                                                     1,078              2,557
      Total loans                                                           319,075            271,093
        Allowance for loan losses                                            (4,010)            (3,290)
                                                                     ---------------     --------------
        Loans, net                                                          315,065            267,803

      Premises and equipment, net                                             8,148              8,744
      Accrued income and other assets                                         7,758              6,793
                                                                     ---------------     --------------
        Total assets                                                       $454,206           $417,019
                                                                     ===============     ==============

Liabilities

      Non interest-bearing deposits                                         $76,839            $67,966
      Interest-bearing deposits                                             319,643            283,796
                                                                     ---------------     --------------
        Total deposits                                                      396,482            351,762

      Short-term borrowings                                                   9,782             20,056
      Accrued expenses and other liabilities                                  3,800              3,565
                                                                     ---------------     --------------
        Total liabilities                                                   410,064            375,383

Shareholders' equity Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting - 140,000 shares                                                 950                950
        Nonvoting -  1,433,292 shares (1996)
                       -  1,449,992 shares (1995)                            14,778             15,334
      Retained earnings                                                      28,251             25,114
      Net unrealized gain/(loss) on available-for-sale securities               163                238
                                                                     ---------------     --------------
        Total shareholders' equity                                           44,142             41,636
                                                                     ---------------     --------------
        Total liabilities and shareholders' equity                         $454,206           $417,019
                                                                     ===============     ==============


See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
================================================================================
(Dollar amounts in thousands, except per share data)


                                                             Three months ended            Nine months ended
                                                                   Sept 30,                     Sept 30,
                                                              1996          1995           1996          1995
                                                          ----------------------------------------------------
Interest income
      Interest and fees on loans                             $6,737        $5,898        $19,248       $16,316
      Interest on federal funds sold                            291            88            689           191
      Interest on investments                                 1,234         1,681          3,867         6,008
                                                          ----------------------------------------------------
        Total interest income                                 8,262         7,667         23,804        22,515

Interest expense
      Interest on deposits                                    3,507         3,211          9,921         9,138
      Interest on short-term borrowings                         124           306            453         1,474
                                                          ----------------------------------------------------
        Total interest expense                                3,631         3,517         10,374        10,612
                                                          ----------------------------------------------------
Net interest income                                           4,631         4,150         13,430        11,903

Provision for loan losses                                       300           108            750           461
                                                          ----------------------------------------------------
Net interest income after
      provision for loan losses                               4,331         4,042         12,680        11,442

Other operating income
      Trust fees                                                281           349            988         1,047
      Service charge income                                     674           535          1,767         1,499
      Mortgage banking revenue                                  149            64            515           672
      Net gain (loss) on
        investments                                               0             4            (28)          (35)
      Other operating income                                    214           178            710           479
                                                          ----------------------------------------------------
        Total other operating income                          1,318         1,130          3,952         3,662

Other operating expenses
      Salaries and employee benefits                          2,080         2,192          6,024         6,467
      Occupancy expense (net)                                   395           388          1,161         1,123
      Equipment expense                                         250           296            766           902
      FDIC insurance expense                                      1           (18)             2           352
      Advertising Expense                                        78           143            347           557
      Other operating expense                                   940           759          2,654         2,387
                                                          ----------------------------------------------------
        Total other operating expenses                        3,744         3,760         10,954        11,788

Income before income taxes                                    1,905         1,412          5,678         3,316

Income Taxes                                                    544           357          1,670           740

Net income                                                   $1,361        $1,055         $4,008        $2,576
                                                          ====================================================

Net income per share (Note 3)                                 $0.86         $0.66          $2.52         $1.61
                                                          ====================================================


See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
(Dollar amounts in thousands)


                                              1996                    1995
                                          -------------            ------------

Balance at January 1                         $41,636                 $38,477

      Net Income                               4,008                   2,576

      Cash dividends                            (871)                   (826)

      Proceeds of stock offering                   0                       0

      Repurchase of common stock                (556)                   (835)

      Change in net unrealized loss on
        available-for-sale securities            (75)                    958
                                          -------------            ------------

Balance at September 30                      $44,142                 $40,350
                                          =============            ============

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(Dollar amounts in thousands)


                                                                               Nine months ended
                                                                                    Sept 30,
                                                                          1996                     1995
                                                                     -------------            -------------
Cash flows from operating activities
       Net Income                                                      $   4,008                   $2,576
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                         785                      972
       Provision for loan losses                                             750                      461
       Net loss on investment securities                                      27                       35
       Net amortization/(accretion) on investments                           294                      501
       Net gain on the sale of loans                                        (361)                    (254)
       Change in interest payable and other liabilities                      186                    1,368
       Change in interest receivable and other assets                       (937)                  (1,200)
       Loans originated for sale, net of sales proceeds                    1,840                   (3,373)
                                                                     -----------            -------------

               Net cash from operating activities                          6,592                    1,086
                                                                     -----------            -------------


Cash flows from investing activities
       Proceeds from maturities and principal
         reductions of investment securities                                   0                   26,518
       Proceeds from sales of available-for-sale securities                2,972                   19,985
       Proceeds from maturities of available-for-sale securities          43,746                    6,907
       Purchase of available-for-sale securities                         (28,585)                       0
       Purchase of investment securities                                       0                   (1,000)
       Loans made to customers, net of principal
         collection thereon                                              (48,153)                 (47,630)
       Property and equipment expenditures                                   (57)                    (960)
                                                                     -----------            -------------

         Net cash from investing activities                              (30,077)                   3,820
                                                                     -----------            -------------

Cash flows from financing activities
       Net change in deposits                                             44,720                    6,010
       Net change in short-term borrowings                               (10,274)                 (11,926)
       Proceeds from stock offering                                            0                        0
       Dividends paid                                                       (871)                    (826)
       Purchase of common stock                                             (556)                    (835)
                                                                     -----------             ------------

         Net cash from financing activities                               33,019                   (7,577)
                                                                     -----------             ------------

Net change in cash and cash equivalents                                    9,534                   (2,671)

Cash and cash equivalents at beginning of year                            23,377                   27,725
                                                                     -----------             ------------

Cash and cash equivalents at end of year                                 $32,911                  $25,054
                                                                     ===========             ============

                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements
                               September 30, 1996

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

2.  Earnings Per Share

         Earnings per share is computed based upon the weighted average number of shares outstanding during the period which were 1,583,926 and 1,587,955 for the three and nine months ending September 30, 1996, and 1,589,992 and 1,597,118 for the three and nine months ending September 30, 1995.

3.  Accounting Changes

         Effective January 1, 1996, Peoples adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of." Management does not believe Peoples has any material assets subject to this new Standard.

Effective January 1, 1996, Peoples adopted Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." This Standard requires the basis of mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The effect of this Standard will be to increase the gain, or reduce the loss, recognized upon the sale of the mortgage loan, and to reduce future servicing fee income. During the third quarter of 1996, application of this Standard resulted in approximately $49 thousand of additional income upon the sale of approximately $4.7 million of mortgage loans.

Effective January 1, 1996, Peoples adopted Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation." This Standard encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If fair value accounting is not adopted, entities must disclose the pro-forma effect on net income and earnings per share, had fair value accounting been adopted. Stock options issued by Peoples in 1996 are subject to the requirements of this Standard. Peoples has not accounted for those options using a fair value based method and intends to disclose the pro-forma effect on net income and earnings per share in its 1996 annual report. At the end of the third quarter, shares issued under the plan were non-dilutive.

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

The Company operates 12 branch locations, a twelve story office in downtown Indianapolis, an operations center and one mortgage origination facility.
Peoples occupies five floors of the downtown office building and leases six floors to tenants. The top floor houses the board room and a training area. Leased tenant space at the downtown office remains at near capacity.

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 100,000 nonvoting common shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At September 30, 1996, a total of 16,700 shares had been repurchased.

The book value per share of Peoples nonvoting common shares at September 30, 1996 was $28.06. For the third quarter, the low trading price per share was $28.50, and the high trading price per share was $34.25.

Selected ratios and summary data.
                                               At or for the Nine Months Ended
                                                       September 30,
                                                 1996              1995
                                                ----               ----

Assets                                        $454,206            $422,400
Loans (includes loans held for sale)           320,153             266,555
Deposits                                       396,482             352,587
Shareholders Equity                             44,142              40,350
Book value per share                             28.06               25.38

Earnings per share                               $2.52               $1.61
Dividends per share                              $0.55               $0.54
Net Interest Margin (FTE)                        4.60%               4.32%
Return on Average Assets                         1.23%               0.81%
Return on Average Equity                        12.40%               8.68%

Average Shares Outstanding                   1,587,955           1,597,118

Total Shares Outstanding                     1,573,292           1,589,992


Net Income

Net income for the third quarter of 1996 was $1,361 compared to $1,055 for the third quarter of 1995. Net income for the nine months ended September 30, 1996, was $4,008 which represents an increase of 55.60% or $1,432 from net income of $2,576 for the nine months ended September 30, 1995. Net income per share for the third quarter 1996 increased $0.20 or 30.30% to $0.86 from $0.66 for the third quarter of 1995. Net income per share for the first nine months of 1996 was $2.52 compared to $1.61 for the first nine months of 1995. The increase is primarily attributable to increased loan volume and fee income and decreased operating expenses.

Net Interest Income

Net interest income is the principal component of the net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the nine months ended September 30, net interest income was $13,430 and $11,903 for 1996 and 1995, respectively. This reflects an increase of $1,527 or 12.83%. For the third quarter of 1996 and 1995, respectively, net interest income was $4,631 and $4,150, an increase of $481 or 11.59%. During the third quarter, interest income increased at a faster rate than interest expense due to the increase in loan balances and improved deposit pricing.

Interest income for the nine months ended September 30, was $23,804 and $22,515 for 1996 and 1995, respectively. Interest income for the third quarter of 1996 and 1995, respectively, was $8,262 and $7,667, an increase of $595 or 7.76%. Total interest expense was $10,374 and $10,612 for the nine months ended September 30, 1996 and 1995, respectively. For the third quarter of 1996 and 1995, respectively, total interest expense was $3,631 and $3,517 an increase of $114 or 3.24%.

Interest and fees on loans increased from $16,316 for the first nine months of 1995 to $19,248 for that period in 1996, an increase of $2,932 or 17.97%. For the third quarter of 1996 and 1995, respectively, interest and fees on loans were $6,737 and $5,898, an increase of $839 or 14.23%. These increases are attributable to an increase in interest on loans outstanding. Total loans were $266,555 at September 30, 1995, compared to $320,153 at September 30, 1996, an increase of 20.11%.

The Company's net interest margin, or margin on earning assets, increased 0.31% from 4.07% for the first nine months of 1995 to 4.38% for the first nine months of 1996. On a tax equivalent basis, the Company's net interest margin was 4.32% and 4.60%, respectively, for those periods. For the third quarter, the net interest margin increased 0.12% from 4.20% in 1995 to 4.32% in 1996. On a tax equivalent basis, the Company's net interest margin was 4.44 and 4.53% for the third quarters of 1995 and 1996, respectively.

Provision & Allowance for Loan Losses

The provision for loan losses was $750 for the first nine months of 1996 as compared to $461 for the first nine months of 1995, an increase of $289 or 62.69%. The loan loss provision for the third quarter of 1996 was $300 versus $108 for the third quarter of 1995. The allowance for loan losses at September 30, 1996, was $4,010 or 1.25% of total loans compared to $3,290 or 1.20% of total loans at December 31, 1995. Gross charge-offs during the first nine months of 1996 were $96 and recoveries were $65.

The adequacy of the allowance for loan loss is evaluated at least quarterly by a credit review officer and management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan losses at September 30, 1996, is adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages. Peoples has made an effort to increase the allowance through increases in the provision for loan losses in order to increase the ratio of the allowance to total loans rather than due to any specific decrease in credit quality.

Other Operating Income

Non-interest income totaled $3,952 for the first nine months of 1996, compared to $3,662 for that period of 1995, an increase of $290 or 7.92%. Non-interest income was $1,318 and $1,130 for the third quarters of 1996 and 1995, respectively, an increase of $188 or 16.64%. Trust fees were $988 and $1,047 for the first nine months of 1996 and 1995, respectively, a decrease of $59 or 5.64%. Trust fees were down due to a decrease in income from estate administration.

Service charges on deposit accounts, which comprise the largest component of non-interest income, were up for the first nine months of 1996 and up for the third quarter of 1996 when compared with the same periods of 1995. Service charge income was $1,767 for the nine months ended September 30, 1996, an increase of $268 or 17.88%, from $1,499 for the same period in 1995. For the three month periods ending September 30, 1996 and 1995, service charge income was $674 and $535 respectively, an increase of $139 or 25.98%. During the third quarter of 1996, the bank implemented a fee for the use of the bank's ATMs by non-customers. This fee resulted in income of $54 during the quarter. Peoples' Product and Pricing Committee continually monitors service charge fees and makes necessary adjustments to ensure that Peoples remains competitively priced with other local banking institutions.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the first nine months of 1996 was $515, reflecting a decrease of $157 or 23.36%, compared to $672 for the same period in 1995. Mortgage banking revenue for the third quarter of 1996 and 1995, respectively, was $149 and $64, an increase of $85 or 132.81%. A gain of $380 was recognized during the first quarter of 1995 on the sale of $34 million in mortgage servicing rights. Implementation of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" accounted for $163 additional recorded income during the first nine months of 1996 and $49 during the third quarter of 1996.

Other operating income was up for the first nine months of 1996 and up for the third quarter of 1996 when compared with the same periods of 1995. Other operating income was $710 for the nine months ended September 30, 1996, an increase of $231 or 48.22% from $479 for the same period in 1995. For the three month periods ended September 30, 1996 and 1995, other operating income was $214 and $178 respectively, an increase of $36, or 20.22%. One significant factor in fee income has been the merchant credit card business, from which Peoples derives fee income from merchant customers who accept credit cards in the course of retail operations and who have payment in respect of such cards remitted directly to their accounts at Peoples.

Other Operating Expenses

Total other operating expenses were $10,954 for the nine months ended September 30, 1996, compared with $11,788 for that period in 1995. This represents a decrease of $834, or 7.08%. Total other operating expenses for the third quarter of 1996 and 1995, respectively, were $3,744 and $3,760, a decrease of $16 or 0.43%. During the third quarter of 1995, the bank examined its expense structure and recommended steps to decrease overall non-interest expense. As a result of these recommendations, salaries and employee benefits expenses decreased $443, or 6.85%, to $6,024 for the first nine months of 1996 from $6,467 for the first nine months of 1995. These expenses decreased $112, or 5.11%, to $2,080 for the third quarter of 1996 compared to $2,192 for the same period in 1995.
Implementation of Financial Accounting Standard No. 91 has resulted in the deferral of $99 in salary expense during the first nine months of 1996, and $50 during the third quarter of 1996. The Company continues to evaluate operating processes and procedures to reduce operating expense, and will continue to evaluate the need for personnel in all areas of the Company in relation to increases in non-interest income, peer group comparisons, and interest income generated.

Occupancy expense was $1,161 for the first nine months of 1996, an increase of $38 or 3.38% from $1,123 for the first nine months of 1995. Occupancy expense was $395 for the third quarter of 1996, an increase of $7 or 1.80% from $388 for the same period in 1995. The increase is in part associated with expenses relating to the opening in 1995 of a branch banking facility near the Washington Square Shopping Center on the east side of Indianapolis. Equipment expenses were $766 and $902, for the first nine months of 1996 and 1995, respectively, a decrease of $136 or 15.08%. Equipment expenses were $250 and $296 for the third quarter of 1996 and 1995, respectively, a decrease of $46 or 15.54%. Decreases in equipment expense are primarily due to decreases in depreciation expense.

FDIC insurance expense was $1 and ($18) for the third quarter of 1996 and 1995, respectively. The FDIC determined that the Bank Insurance Fund was adequately capitalized as of May 31, 1995. As a result, insurance premiums were reduced from $0.23 of $100 of insured deposits on an annual basis to a flat fee of $500 per quarter.

Advertising expenses were $347 and $557, for the first nine months of 1996 and 1995, respectively, a decrease of $210 or 37.70%. For the third quarter of 1996, advertising expenses were $78, a decrease of $65, or 45.45% over the same period in 1995. Other operating expenses were $2,654 and $2,387 for the first nine months of 1996 and 1995, respectively, an increase of $267 or 11.19%. For the third quarter of 1996 and 1995, respectively, other operating expenses were $940 and $759, an increase of $181, or 23.85%.

Income Taxes

Income taxes were $1,670 for the first nine months of 1996 and $740 for the first nine months of 1995. On a quarterly comparison, income taxes were $544 for the third quarter of 1996 and $357 for the third quarter of 1995. The increase in taxes can be primarily attributed to increased profitability.


Balance sheet

Total assets were $454,206 at September 30, 1996, and $417,019 at December 31, 1995, an increase of $37,187. The portfolio of available-for-sale securities decreased from $107,745 at December 31, 1995, to $89,246 at September 30, 1996, a decrease of $18,499 or 17.16%. The decline in the portfolio was attributable to the return of principal from available-for-sale securities in the form of amortization, calls, maturities and sales. Total loans, excluding loans held for sale, increased during the first nine months of 1996 from $271,093 at December 31, 1995, to $319,075 at September 30, 1996. This reflects an increase of $47,982, or 17.70%. Commercial loans increased $38,038 or 38.85% from $97,914 at
December 31, 1995, to $135,952 at September 30, 1996. Real estate loans, which consist of construction loans and permanent mortgages, decreased $9,740 or 9.29% from $104,817 at December 31, 1995, to $95,077 at September 30, 1996. Consumer loans increased $4,760 or 7.20% from $66,132 at December 31, 1995, to $70,892 at September 30, 1996. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $2,557 at December 31, 1995, compared to $1,078 at September 30, 1996. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.

                                   September 30,    December 31,   September 30,
                                       1996           1995             1995
                                    --------        --------         --------
Real Estate                         $ 95,077        $104,817         $ 76,633
Commercial                           135,952          97,914          116,271
Consumer                              70,892          66,132           67,003
Tax exempt                             2,154           2,230            2,260
Loans to Depository Institutions      15,000               0                0
                                    --------        --------         --------

Total Loans                          319,075         271,093          262,167
Less:  Allowance for Loan Losses       4,010           3,290            3,312
                                    --------        --------         --------
Net Loans                           $315,065        $267,803         $258,855
                                    ========        ========         ========

Deposits represent the primary source of funds for the Company. Total deposits increased $44,720 or 12.71%, from $351,762 at December 31,1995, to $396,482 at
September 30, 1996. Non-interest-bearing deposits increased $8,873, or 13.06%, from $67,966 at December 31, 1995, to $76,839 at September 30, 1996.
Interest-bearing deposits increased $35,847, or 12.63%, from $283,796 at December 31, 1995, to $319,643 and September 30, 1996. The growth is attributable in part to a large CD campaign in June 1996 which raised approximately $12 million. Despite strong loan growth, the ratio of deposits to assets continued to increase, demonstrating reduced reliance on non-deposit sources of funding. The Company's deposit balances are reflected in the following table.



                                     September 30,   December 31,  September 30,
                                         1996           1995           1995
                                      --------       --------       --------
Deposits:

         Non-interest-bearing         $ 76,839       $ 67,966       $ 63,326

            Interest-bearing           319,643        283,796        289,261
                                      --------       --------       --------

                  Total deposits      $396,482       $351,762       $352,587
                                      ========       ========       ========

Total deposits/total assets              87.29%         84.35%         83.47%


Short-term borrowings in the form of Federal funds and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Many of the funds are from businesses with large cash balances. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds for Peoples. Short-term borrowings were $9,782 at September 30, 1996, as compared to $20,056 at December 31, 1995. This represents a $10,274 or a decrease of 51.22%. At September 30, 1996, all short-term borrowings were in the form of repurchase agreements from corporate customers.

Total shareholders' equity increased $2,506 or 6.02% for the nine months ended September 30, 1996, to $44,142, from $41,636 at December 31, 1995. The increase in shareholders' equity was the result of net income of $4,008, less dividends paid of $871. The adoption of FAS No. 115 resulted in a $75 decrease in equity, which was attributable to the net unrealized loss on available-for-sale securities. Equity was also reduced by the repurchase of $556 of common stock.

Credit Quality

Nonaccrual loans are loans on which the Company no longer accrues interest. Management places a loan on nonaccrual status when the collection of additional interest is unlikely and the loan is not considered to be well secured and in the process of collection. Nonperforming loans consist of loans that are on nonaccrual status, that are 90 days or more past due as to principal or interest, or that are restructured. If a loan is designated as a nonperforming loan, management, as a result of delinquent status or significant concern about the ultimate collectibility of the loan, typically ceases to recognize interest income with respect to such loan and places it on nonaccrual status.

At September 30, 1996, Management designated $1,648 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all commercial non-accrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.

                                      September 30,  December 31,  September 30,
                                         1996           1995           1995
                                        ------         ------         ------
Nonperforming loans:

         Total nonaccrual loans         $  384         $  838         $  848

         Loans past due more than           92            445            336
           90 days and still accruing   ------         ------         ------
         Total                          $  476         $1,283         $1,184
                                        ======         ======         ======

Historically, commercial loans have constituted the majority of total nonperforming loans at Peoples. At September 30, 1996, nonperforming loans were comprised of $121 of commercial loans, $307 of real estate loans and $48 of consumer loans. Nonperforming loans were comprised of $533 of commercial loans, $750 of real estate loans and $0 of consumer loans at December 31, 1995. At September 30, 1995, nonperforming loans consisted of $918 of commercial loans, $178 of real estate loans and $88 of consumer loans.

Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.10% at September 30, 1996, and 0.31% at December 31, 1995. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes.

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

As of September 30, 1996, the Company's Tier I and total risk-based capital ratios were 13.74% and 14.99%, respectively. The Company's leverage ratio was 9.71% at September 30, 1996. As of September 30, 1996, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at September 30, 1996.

The following table provides the capital ratios for the entities.

                                              At September 30, 1996

                                                              Consolidated
                                        Bank Only               Company
                                        ---------             ------------

Total assets                             $449,763              $454,206

Risked-based assets                       318,256               319,858

Tier I capital                             36,777                44,142

Total capital                              40,787                48,152

Leverage ratio                              8.21%                 9.71%

Tier I risk-based capital ratio            11.55%                13.74%

Total risk-based capital ratio             12.81%                14.99%


PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
                 Exhibit 27 - Financial Data Schedule

         B.  Form 8-K - None to be reported.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PEOPLES BANK CORPORATION
                                            OF INDIANAPOLIS

                                            By: /s/ William. E. McWhirter
                                                --------------------------------
                                                William E. McWhirter
                                                  President and Chief Executive
                                                  Officer

                                            By: /s/ Charles R. Hageboeck
                                                --------------------------------
                                                Charles R. Hageboeck
                                                  Senior Vice President and
                                                  Chief Financial Officer



                                            DATE:  November 12, 1996