Form 10-K
period 1996-12-31
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1997-03-31
CIK 796322

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996
                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File Number         0-23134

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS
             (Exact name of registrant as specified in its charter)


                   INDIANA                                   35-1681096
         (State or other Jurisdiction                      (I.R.S. Employer
       of Incorporation or Organization                   Identification Number)
130 East Market Street, Indianapolis, Indiana                    46204
   (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number including area code:
                                 (317) 237-8059

Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                   Nonvoting Common Shares, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. o

The aggregate market value of the 17,628 shares of the issuer's voting stock held by non-affiliates, as of March 24, 1997, was $758,004 (assuming the Voting Common Shares have a value equal to the Nonvoting Common Shares).

The number of Nonvoting Common Shares of the Registrant, without par value, outstanding as of March 24, 1997, was 1,431,042 shares. The number of Voting Common Shares of the Registrant, without par value, as of such date was 140,000.


                            Exhibit Index on Page 62
                               Page 1 of 50 Pages

                                     PART I

Item 1.  Business

Overview

         Peoples Bank Corporation of Indianapolis (the "Company") is a one bank holding company which owns Peoples Bank & Trust Company ("Peoples"). Peoples has operated continuously since 1891 and its business activities are concentrated in the greater Indianapolis, Indiana area. Peoples offers a broad range of lending, deposit, loan servicing and trust services to individual, governmental and commercial customers. Peoples conducts its business through its downtown Indianapolis headquarters and through 12 offices located throughout the greater Indianapolis area. Peoples is the largest and oldest locally owned and headquartered commercial bank in Indianapolis.

         The Company operates under a conservative management philosophy and is dedicated to providing personal service coupled with competitive products and pricing. Management believes that the acquisition of the three largest Indianapolis-based commercial banks by out-of-state holding companies during the last several years enables the Company to distinguish itself from competitors based on its established reputation, local ownership and local decision making authority.

         Focusing on developing strong, primary banking relationships with businesses and individuals in its market area, Peoples generally limits its lending activities to the greater Indianapolis area. Peoples focuses its commercial lending efforts on small and medium-sized independent companies and its real estate lending on owner-occupied commercial properties and one-to-four family residential properties. Peoples' loan underwriting and review functions are centralized to provide consistency and timely asset quality monitoring. Peoples' loan portfolio is diversified, locally oriented and does not include any foreign loans.

         The Company's principal office is located at 130 East Market Street, Indianapolis, Indiana, 46204.

Market Area

         Peoples' market area is the greater Indianapolis area which includes Marion County, Indiana and certain contiguous townships. Indianapolis has experienced significant employment growth in recent years. According to the 1990 Census, Marion County had a total population of approximately 800,000, representing an increase of over 4% since 1980. Employment in Marion County is concentrated in the following industries: durable and nondurable goods manufacturing, retail, financial and real estate services, health, education and professional services, public administration and transportation.

         Peoples' service area is highly competitive. The four largest banks in Marion County, each of which is controlled out-of-state, carry a substantial majority of the total deposits of banks and thrifts in the County. Management estimates that Peoples' market share is currently between 2% and 3% of deposits with financial institutions in Marion County. In addition to competition from commercial banks and savings associations, Peoples also competes with numerous credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices and other providers of financial services generally. Some of Peoples' competitors, including certain regional bank holding companies which have operations in Peoples' market area, have substantially greater resources than Peoples, may have higher lending limits and may offer other services not available through Peoples. Peoples also faces significant competition, particularly with respect to interest rates paid on deposit accounts, from certain local thrift institutions. Peoples competes on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability, quality and diversity of services and responsiveness to the needs of its customers.

Lending Activities

         Focusing on developing strong, primary banking relationships with businesses and individuals in its market area, Peoples generally limits its lending activities to the greater Indianapolis area. Peoples focuses its commercial lending efforts on small and medium-sized companies and its real estate lending on owner-occupied commercial properties and one-to-four family residential properties.

Loans

         Peoples provides loans to both individuals and businesses principally within the greater Indianapolis area. Peoples has no material concentration of loans to any single borrower or industry nor does it have any foreign loans.

         The amount of loans outstanding (excluding loans held for sale) and the percent of the total represented by each type on the dates indicated are reflected in the following table.

                                                                          December 31,
                          ----------------------------------------------------------------------------------------------------------
                                   1996                   1995                 1994                  1993                1992
                          --------------------    -------------------   -----------------     -----------------   ------------------
Construction............. $ 23,644       7.10%    $ 31,965     11.79%   $ 19,162     8.94%    $ 9,978     5.81%   $ 6,522     4.30%
Mortgage.................   75,247      22.60       72,852     26.87      48,021    22.40      34,287    19.95     35,999     23.74
Commercial loans.........  156,755      47.08       97,914     36.12      78,870    36.79      68,394    39.80     57,173     37.70
Consumer.................   75,187      22.58       66,132     24.40      65,722    30.66      56,094    32.64     48,372     31.90
Tax-exempt loans.........    2,120      0 .64        2,230      0.82       2,615     1.21       3,080     1.80      3,573      2.36
                            ------     ------       ------     -----      ------    -----    --------    -----     ------     -----
     Total loans.........  332,953     100.00%     271,093    100.00%    214,390   100.00%    171,833   100.00%   151,639   100.00%
                                      =======                 ======               ======               ======              =======
Less:  Allowance for
     loan losses......... $  3,900                   3,290                 2,704                2,513               2,288
                            ------                  ------                ------             --------              ------
Net loans................ $329,053                $267,803              $211,686             $169,320            $149,351
                          ========                 =======               =======              =======             =======


         The loan portfolio, excluding loans held for sale, at December 31, 1996 was comprised of approximately 54.82% commercial loans, 22.60% mortgage loans and 22.58% consumer loans. Peoples had no "highly leveraged transactions," as defined by the banking regulators, and no foreign loans. Peoples generally does not lend outside its market area and historically has not acquired participation interests from other financial institutions. State law restricts the amount Peoples can loan to one borrower, generally to 15% of capital and unimpaired surplus, or $6.2 million at December 31, 1996.

         Commercial Loans. Commercial loans account for the largest portion of the loan portfolio. Commercial lending is generally considered to have higher credit risk than other forms of credit because of the higher average dollar amount of individual credits and the risk associated with potential diminution of the value of special purpose collateral (which often serves as security on commercial loans) in economic downturns. Commercial loans are made to a diverse group of professional, industrial, and service business customers. Commercial loans include working capital lines of credit, revolving credit loans, term loans (generally not to exceed 7 years), single payment or short-term loans, Small Business Administration loans (on which the SBA guarantees between 75% and 90% of the principal of the loans made to eligible borrowers) and, occasionally, commercial letters of credit and lease financing. Commercial loans may be secured or unsecured depending on the quality of the credit.

         The Company's commercial loan category also includes commercial real estate loans. Such loans are loans to businesses or individuals where the Company relies upon the underlying real estate for collateral and repayment. The basis for these loans includes income-producing properties, such as office buildings, warehouses, shopping centers or apartment buildings and construction loans. The Company will also provide land acquisition and development loans, such as loans to purchase land for the development of a subdivision or condominium project. Interest rates on loans in excess of five years must be adjustable. Construction loan terms are limited to one year and land development loan terms are limited to two years. Peoples' policy establishes limits on the loan-to-value ratio for loans on improved properties, construction loans and land development loans.

         Residential Real Estate Loans. Residential real estate loans consist of loans secured by one-to-four family residential properties. During the twelve months ended December 31, 1996, Peoples originated $59.3 million in real estate mortgage loans. Residential real estate loans do not include loans made to businesses to develop residential real estate, which are considered commercial real estate loans.

         Residential real estate loans originated for Peoples' portfolio are generally adjustable rate mortgages and certain fixed rate loans. Peoples offers one-, two-, three- and five-year adjustable rate mortgage loans with initial fixed rate periods of one, two, three, and five years. Certain fixed rate loans may be considered for the portfolio from time to time. These could include loans with one rate adjustment after seven years (7/23) and 15-year fixed rate loans. Peoples also offers residential construction loans. The construction/permanent loan program offers combined construction and permanent financing through a single closing. Other construction loans are made in which the borrower obtains permanent financing through another lender.

         Peoples' residential lending department is responsible for the origination and closing of all of Peoples' residential real estate loans. In addition to the loans described above originated for Peoples' portfolio, the bank originates fixed-rate loans with terms up to 30 years, adjustable rate mortgage loans with terms up to 30 years and, occasionally, seven-year balloon loans for resale into the secondary market, generally to the Federal National Mortgage Association ("FNMA"). Peoples retains servicing rights on substantially all the mortgage loans it sells. At December 31, 1996, Peoples serviced, for both its own portfolio and for others, $179.9 million in residential mortgage loans.

         In 1996, Peoples' restructured its residential lending department in order to improve profitability within the residential mortgage loan origination process. The staff was reduced from 22 to 9 employees, two offices were closed, and the remaining staff was relocated to existing space at the Operations Center.

         Consumer Loans. Consumer loans offered by Peoples include home equity line of credit loans, home improvement loans, automobile and motor vehicle loans and other secured and unsecured personal loans. Consumer loans generally involve a higher level of risk than residential mortgage loans, and have correspondingly higher yields. Home equity loans are generally initiated on the same underwriting standards as portfolio real estate mortgage loans. They generally bear interest at adjustable rates and will only be made on the basis of a first or second mortgage. Peoples directly reviews all loan applications and does not engage in indirect lending through auto dealers, building contractors or similar third parties.

Asset Quality and Provision for Loan Losses

         Loan Quality. Peoples seeks to maintain a high level of asset quality through careful underwriting and by emphasizing loan originations in its market area. Peoples focuses its commercial lending efforts on small and medium-sized, local, independent, commercial and professional firms, manufacturing companies and individuals who are the owners and principals of such firms. Commercial loans are subjected to a detailed review of the borrower's financial performance, the value of the collateral and guarantees. Appraisals are generally required for all real estate loans including residential mortgages and home equity loans exceeding $10,000. Commercial loans may be approved by Peoples' officers up to their established loan limits. Beyond these limits, the officer responsible for the account will recommend the loan to one or more senior executive officers.

         The primary functions of loan portfolio management are assuring loan quality, maintaining portfolio diversification and monitoring potential problem loans. Each of Peoples' commercial loan officers is accountable for the performance of his or her loan accounts. Each loan officer monitors his or her borrowers' performance and compliance and receives a daily report of any loan payment on which payment is past due. On the basis of these reports they proceed to make appropriate contacts with any delinquent borrowers. A weekly report to management is prepared showing the past due loans for which each officer is responsible. The commercial loan department then meets each month to discuss the status of every loan that is more than 15 days past due.

         Through a loan rating process monitored by the credit analysis staff, and the loan officers' ongoing monitoring of borrowers, Peoples develops its loan "watch list." A loan may be placed on the watch list for a variety of reasons, including an existing or continuing past due status, a change in the borrower's financial condition, a change in an industry which could adversely affect a borrower, a loan mentioned or classified by a regulatory agency or independent auditor, a loan in which the collateral has been affected or any other loan that management desires to monitor specifically.

         Any loan with a rating of five through eight or with any other basis for concern as to security or collectibility, is placed on the watch list, which is updated weekly. Each loan officer with a loan that appears on the watch list is responsible for preparing a plan of action for such loan. The commercial loan department then meets quarterly to review the status of handling the past due loans. Based on this meeting, allowance for loan losses is reviewed to determine its adequacy. The allowance for loan losses is also reviewed by the President monthly and the adequacy of the allowance for loan losses is evaluated quarterly by the Board of Directors. The ongoing evaluation of potential losses includes a review of the current financial status and credit standing of borrowers and their prior history, an evaluation of available collateral, a review of loss experience in relation to outstanding loans and management's judgment as to prevailing and anticipated economic conditions, among other relevant factors.

         To provide assurance that the watch list is complete and loan grades assigned are reasonable and consistent, Peoples engages an independent loan review provider to annually review a sample of commercial loans larger than $350,000. During 1996, 36.05% of commercial loan dollars were subject to such a review (using the 1996 beginning portfolio balance as the denominator).

          Peoples' collection department is responsible for past due mortgage and consumer loans. Telephone contact is made once such loans are between 5 and 10 days past due. The senior vice president for loan administration, the manager of consumer lending and the supervisor of collections meet monthly to discuss delinquent real estate and consumer loan accounts. At this meeting they discuss potential foreclosures. Following this meeting the collection department prepares plans of action for all cited problem loan accounts. Recommendations for charge-offs based on collateral value versus loan balance and the likelihood of continued non-payment are prepared and the decision whether to foreclose is made.

         In 1996, Peoples recorded net charge-offs of $515,000 (0.17% of average loans) as compared to net recoveries of $50,000 (0.02% of average loans) in 1995. Peoples' ratio of nonperforming loans to total loans improved and was 0.09% of total loans at December 31, 1996 compared to 0.47% at December 31, 1995. At December 31, 1996 and December 31, 1995, Peoples' allowance for loan losses was 1.17% and 1.20%, respectively, of total loans. The allowance for loan losses as a percentage of nonperforming loans at December 31, 1996 and December 31, 1995 was 1,378.09% and 256.43%, respectively. See "Item 6. Selected Consolidated Financial Data" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for supplemental information.

         Loans. During 1996, total loans increased $61.86 million or 22.82%. During that period, commercial loans increased $50.4 million or 38.16%, consumer loans increased $9.06 million or 13.69% and mortgage loans increased $2.40 million or 3.29%. During 1995, total loans increased $56.7 million or 26.4%. During that period, commercial loans increased $31.46 million or 31.26%, mortgage loans increased $24.83 million or 51.7%, and consumer loans were relatively flat.

         A classification of amounts due in the periods indicated for commercial and real estate construction loans is indicated in the following table as of December 31, 1996. Amounts due are based on remaining scheduled repayments of principal. Amounts due after one year are also classified according to their sensitivity to changes in interest rates.


                                               After 1
                                                 But
                                    Within      Within    After
                                    1 Year     5 Years   5 Years     Total
                                    ------     -------   -------     -----
                                                 (In thousands)
Commercial.......................   $59,033    $61,161   $36,561   $156,755
Real estate -- construction......    20,407      3,237         0     23,644
                                     ------    -------   -------   --------
     Total                          $79,440    $64,398   $36,561   $180,399
                                     ======     ======    ======    =======
Interest sensitivity:
     With fixed rates............               26,945     5,824
     With variable rates.........               37,453    30,737
                                                ------    ------
          Total..................              $64,398   $36,561
                                                ======    ======


         Allowance for Loan Losses. The allowance for loan losses is a valuation allowance providing for losses inherent in the loan portfolio. The allowance for loan losses is reduced by the charge-off of loans and increased by the provision for loan losses and by recoveries of loans previously charged-off. The appropriate level of the valuation allowance is determined in an ongoing process involving the credit analysis staff, the loan officers and senior management. Specific loans are monitored on an on-going basis and included on the watch list.

         The allowance for loan losses is determined based upon characteristics of particular groups of loans. Those characteristics include past due amounts, historical loss trends and any other determinations made by management, credit analysis and the loan officers. For larger loans, when any reasonable concern exists as to the collectibility of interest or principal, the potential loss exposures are estimated as part of the reserve analysis process. The allowance for loan losses also includes an amount that is not specifically allocated to particular loan categories in the event of unanticipated losses. An evaluation of the adequacy of the level of the allowance for loan losses is performed by the loan review officer at least quarterly. That analysis is reviewed by the Board and senior management and an appropriate level of monthly provision for loan losses is identified. The senior manager of lending reviews delinquent loans with loan officers monthly or more frequently if deemed necessary.

         The following table presents information concerning the activity in the allowance for loan losses for the periods indicated.


                                                                           December 31,
                                       ------------------------------------------------------------------------------------
                                             1996            1995             1994             1993              1992
                                             ----            ----             ----             ----              ----
                                                                      (Dollars in thousands)
Balance of allowance at
     beginning of period..............      $3,290          $2,704          $2,513            $2,288            $1,710
Recoveries of loans previously
     charged off:
     Commercial loans.................          36              83             113                98               225
     Consumer loans...................          41              92              66                69                78
     Mortgage loans...................          15               0               0                 0                 0
                                             -----          ------          ------            ------            ------
          Total recoveries............          92             175             179               167               303
Loans charged off:
     Commercial loans.................         257             103             275               199               470
     Consumer loans...................         350              74             136               292               365
     Mortgage loans...................           0             (52)            105                57                 0
                                           -------          ------          ------            ------            ------
          Total charge-offs...........         607             125             516               548               835
                                            ------          ------          ------            ------            ------
          Net charge-offs.............        (515)             50            (337)             (381)             (532)
     Provision for loan losses........       1,125             536             528               606             1,110
                                             -----          ------          ------            ------            ------
     Balance of allowance at
     end of period....................      $3,900          $3,290          $2,704            $2,513            $2,288
                                             =====           =====           =====             =====             =====
Net charge-offs to average
     loans outstanding for period.....        0.17%          (0.02)%          0.18%             0.23%             0.36%
Allowance at end of period to
     loans at end of period...........        1.17            1.20            1.26              1.42              1.48
Allowance to nonperforming
     loans at end of period...........    1,378.09          256.43          164.38            117.98            148.48

         As part of its evaluation process, management allocates portions of the allowance for loan losses to certain segments of the loan portfolio based upon the specific review of credits and historical loss experience. The following table presents a breakdown of the portions of the allowance for loan losses allocated to each category of loans, the percentage of total loans that the category comprises at the dates indicated, and the percentage of the allowance for loan losses allocated to that category.

                                                                       At December 31,
                     ---------------------------------------------------------------------------------------------------------------
                                    1996                                1995                                  1994
                     ------------------------------------  -----------------------------------  ------------------------------------
                                             Percent of                           Percent of                            Percent of
                                  Percent       Loan                   Percent       Loan                    Percent       Loan
                       Reserve       of      Category to    Reserve      of      Category to     Reserve       of       Category to
                      Allocated   Reserve    Total Loans   Allocated   Reserve   Total Loans    Allocated    Reserve    Total Loans
                                                                   (Dollars in thousands)
Commercial loans...    $1,124      28.82%     54.82%       $  839       25.50%      48.73%      $  709        26.22%       46.94%
Consumer loans.....       398      10.21      22.58           350       10.64       24.40          594        21.97        30.66
Mortgage loans.....       378       9.69      22.60           377       11.46       26.87          121         4.47        22.40
Unallocated........     2,000      51.28        N/A         1,724       52.40         N/A        1,280        47.34          N/A
                       ------      -----      -----        ------     -------      ------       ------       ------       ------
Total..............    $3,900     100.00%    100.00%       $3,290      100.00%     100.00%      $2,704       100.00%      100.00%
                       ======     ======     ======         =====      ======      ======        =====       ======       ======




                                                                      At December 31,
                                 ----------------------------------------------------------------------------------------
                                                    1993                                           1992
                                 ------------------------------------------     -----------------------------------------
                                                                Percent of                                    Percent of
                                                  Percent          Loan                        Percent           Loan
                                   Reserve           of         Category to       Reserve         of         Category to
                                  Allocated       Reserve       Total Loans      Allocated     Reserve       Total Loans
                                                                  (Dollars in thousands)
Commercial loans..............      $  784          31.20%          47.41%    $   891           38.94%            44.36%
Consumer loans................         589          23.44           32.64         677           29.59             31.90
Mortgage loans................         194           7.72           19.95         196            8.57             23.74
Unallocated...................         946          37.64             N/A         524           22.90               N/A
                                    ------        -------          ------      ------         -------            ------
Total.........................      $2,513         100.00%         100.00%     $2,288          100.00%           100.00%
                                     =====         ======          ======       =====          ======            ======

         Management allocates the largest portion of the allowance for loan losses to the commercial loan portfolio. The unallocated reserve increased from $1,280,000 at December 31, 1994 to $1,724,000 at December 31, 1995, and to
$2,000,000 at December 31, 1996. This unallocated portion was 47.34% at December 31, 1994, 52.40% at December 31, 1995 and 51.28% at December 31, 1996.

         Other Real Estate. Other real estate ("ORE") are properties of which Peoples has taken possession. The carrying value of ORE was $236,000 at December 31, 1996, $240,000 at December 31, 1995 and $0 at December 31, 1994. ORE is
carried at the lower of
cost (fair value at foreclosure) or fair value, less expected disposition cost. All carrying costs (e.g., taxes, insurance) are expensed. Peoples generally has annual appraisals performed on all ORE. An amount required to write down the carrying value to appraised value is charged to income. Peoples utilizes the services of an outside manager for ORE properties. That person maintains the properties, provides for repairs and improvements and pursues the disposition.

         Nonperforming Loans. Loans on which the Company no longer accrues interest are referred to as "nonaccrual loans." Management places a loan on nonaccrual status when collection of additional interest is unlikely and the loan is not considered to be well secured and in the process of collection. When a loan is placed on nonaccrual status, interest recognized but not received is reversed from interest income to the extent the interest was recognized during the current year. Interest recognized but not received in prior years is charged against the allowance for loan losses. For the year ended December 31, 1996, the Company recorded $3,119 of interest on loans that were on nonaccrual status at December 31, 1996, and would have recorded approximately $27,481 had they been accruing all year at their contractual rates.

         Nonperforming loans are those loans that are on nonaccrual status, are 90 days or more past due as to principal or interest or those that are restructured. Nonperforming assets consist of nonperforming loans and ORE. The following table shows the principal balance of nonperforming assets at the dates indicated.


                                                                           December 31,
                                       ------------------------------------------------------------------------------------
                                             1996            1995             1994             1993              1992
                                             ----            ----             ----             ----              ----
                                                                      (Dollars in thousands)
Nonaccrual............................     $    234        $    838        $    970          $  1,762          $  1,232
Contractually past due 90
     days or more as to
     principal or interest............           49             445             675               368               309
Restructured..........................            0               0               0                 0                 0
                                           --------        --------        --------          --------          --------
Total nonperforming loans.............          283           1,283           1,645             2,130             1,541
Other real estate.....................          236             240               0               101               302
                                                ---         -------        --------           -------           -------
Total nonperforming assets............      $   519        $  1,523        $  1,645          $  2,231          $  1,843
                                            =======         =======         =======           =======           =======
Total loans, including loans
     held for sale....................     $333,374        $273,650        $215,151          $176,840          $154,537
Allowance for loan losses.............        3,900           3,290           2,704             2,513             2,288
Nonperforming loans to total loans....         0.09%           0.47%           0.76%             1.20%             1.00%
Nonperforming assets to total
     loans plus other real estate
     owned............................         0.16            0.56            0.76              1.26              1.19
Allowance for loan losses
     to nonperforming loans...........     1,378.09          256.43          164.38            117.98            148.48


         As of December 31, 1996, nonperforming loans have decreased $1,000,000 or 76.93% to $0.3 million from $1.3 million at December 31, 1995. When a loan is determined to be of such concern that nonaccrual status is warranted, management will charge off any portion of the loan believed to be uncollectible at that time.

         At December 31, 1996, excluding nonaccrual loans, loans which were 60 days or more past due were as follows:


                                                  December 31, 1996
                                  ----------------------------------------------
                                  Commercial        Mortgage           Consumer
                                               (Dollars in thousands)
60-89 days past due.........          $583             $178              $101
More than 90 days
     past due...............            49                0                 0


         Nonperforming loans have deteriorated to the point that the borrower is no longer paying as agreed and has become 90 days or more past due or where management, as a result of delinquent status or significant concern about the ultimate collectibility of the loan, has ceased recognizing interest income (nonaccrual status) on the loan. Management typically evaluates loss exposure on these credits based on the liquidation value of the underlying collateral.

         Impaired Loans. Beginning January 1, 1995, Peoples implemented Financial Accounting Standard No. 114 ("FAS 114") which required recognition of loan impairment and changed the accounting for such loans. Loans are considered impaired when management determines that it is probable that the customer will not comply with the contractual terms of the note. Peoples evaluates the commercial business and commercial real estate loans considered during its quarterly allowance for loan loss analysis for impairment. Residential mortgage loans and consumer credits are not typically individually considered in that analysis. Impaired loans are carried at the present value of expected cash flows, discounted at the loan's effective interest rate or at the fair value of collateral if such loans are deemed to be collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans and changes in that allowance are elements of People's provision for loan losses. During 1996, Peoples identified loans with an average balance of $1.1 million as impaired. At year end, $743,000 of loans were so designated and $155,000 of the allowance was allocated to such loans. Generally, only income received in cash is recorded as interest income after a loan has been designated as impaired.

         Other Loans of Concern. Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreement. However, management has a significant degree of concern about the borrowers' ability to continue to perform according to the terms of the loan. Loss exposure on these loans is also, typically, evaluated based primarily upon the estimated liquidation value of the collateral securing the loan. Also, watch category loans include credits which, although adequately secured and performing, reflect a past delinquency problem or unfavorable financial trends exhibited by the borrower.

         All watch list loans are subject to additional scrutiny and monitoring. The Company's philosophy encourages loan officers to identify borrowers that should be monitored in this fashion and believes that this process ultimately results in the identification of problem loans in a more timely fashion.

         At December 31, 1996, the Company had a total of $12.7 million of loans on its commercial loan watch list. Loans may be placed on the watch list as a result of delinquent status, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance.

Securities

         Peoples' securities portfolio is maintained in high quality, liquid, short to medium-term securities. The goal of Peoples' investment policy is to maximize return over the long term in a manner consistent with Peoples' liquidity requirements, its asset and liability management strategies and safety of principal. Peoples seeks to maintain a relatively short overall portfolio maturity to reflect interest-earning characteristics more consistent with its deposit base. Generally, no securities are purchased with maturities greater than seven years, except that municipal obligations with terms up to (or a put feature exercisable after) 15 years are allowed.

         Peoples' securities policy is established by the Board of Directors and monitored by the Investment Policy Committee consisting of four executive officers and a Board member.

         The Company's securities portfolio includes U.S. Treasury securities, obligations of U.S. government agencies, obligations of states and political subdivisions, corporate investments and mortgage-backed investments issued by U.S. government agencies and other intermediaries. Effective January 1, 1994, the Company was required by Financial Accounting Standard No. 115 to designate as "available-for-sale" securities that might be sold in response to liquidity needs or for asset/liability management purposes. Such securities are required to be carried at fair value, with the resultant unrealized gain or loss reflected, net of tax, as a component of shareholders' equity. All other securities are designated as held-to-maturity securities because management has the positive intent and ability to hold such securities until maturity. Such securities continue to be carried at amortized cost. At December 31, 1996, all securities were considered "available for sale."

         The maturities of securities are a principal source of funds for loan growth and other liquidity needs. The following table illustrates, based on the date of maturity or repricing, the amortized cost and the weighted average yield of securities held as of December 31, 1996. As of such date, the Company held no securities with maturities over ten years. The maturity classification for mortgage-backed investments is determined by the estimated average life. Refer to Note 2 of the Company's consolidated financial statements for additional information.


                                  Less than                1 to 5                5 to 10               More than
                                    1 Year                  Years                 Years                 10 Years
                              ----------------      ------------------      ------------------      -----------------
                              Amount     Yield      Amount       Yield      Amount       Yield      Amount      Yield      Total
                              ------     -----      ------       -----      ------       -----      ------      -----      -----
                                                                       (Dollars in thousands)
Obligation of U.S.
     government
     agencies and
     government
     sponsored agencies...  $15,997      5.79%      $  ---      ---%      $  ---        ---%      $  ---         ---%      $15,997
Obligations of states
     and political
     subdivisions.........    4,949        4.65      20,616      5.55       6,650        5.38         ---          ---       32,215

Debt securities issued
     by foreign
     governments..........      75         8.01         ---       ---         ---         ---         ---          ---           75
Corporate securities......    3,507        6.98         ---       ---         ---         ---         ---          ---        3,507
Mortgage-backed
     investments..........    29,711       6.07      12,610      6.51        ---        ---          ---           ---       42,321
                              ------       ----      ------      ----     -------     -------     -------      -------       ------

Total.....................   $54,239      5.92%     $33,226      5.9%      $6,650       5.38%     $    ---         ---%     $94,115
                              ======                 ======                ======                 ========                   ======



         The  following   tables   present,   by  category  of  investment   and
designation, the carrying value of securities at the dates indicated.


                                                             Carrying Value
                                                              December 31,
                                                        ------------------------
                                                                  1994
Held-to-maturity securities:                              (Dollars in thousands)
Obligations of U.S. government agencies
     and government-sponsored agencies................           $ 29,420
Obligations of states and political subdivisions......             34,702
Debt securities issued by foreign governments.........                 75
Corporate securities..................................              4,412
Mortgage-backed investments:
     Issued by U.S. government agencies...............             42,182
     Issued by other corporate entities...............              3,032
                                                                  -------
          Total                                                  $113,823
                                                                 ========

                                                                   Carrying Value
                                                                    December 31,
                                             ----------------------------------------------------------
                                                     1996                 1995               1994
                                                     ----                 ----               ----
                                                                   (In thousands)
Available-for sale securities:
U.S. Treasury securities....................         $ 7,031             $ 19,100          $46,172
Obligations of U.S. Government
     agencies and government
     sponsored agencies.....................           8,989                8,980              ---
Obligations of states and
     political subdivisions.................          32,634               38,173            9,005
Mortgage-backed investments:
     Issued by U.S. Government
          agencies..........................          41,620               35,589              ---
     Issued by other corporate
          entities..........................             731                2,289              ---
Debt securities issued by foreign
     governments............................              75                   70              ---
Corporate securities........................           3,509                3,544              ---
                                                     -------              -------          -------
          Total securities..................         $94,589             $107,745          $55,177
                                                      ======              =======           ======


         The Company has no concentration in securities of any single issuer except that a majority of the municipal portfolio consists of issuers of bonds with taxing authority on properties in the State of Indiana. The Company's investment in U.S. Government securities and government agencies exceeds 10% of its shareholders' equity.

Sources of Funds

         Deposits. Deposits represent the primary source of funds for Peoples. Deposits are attracted principally from within the greater Indianapolis area through the offering of a broad selection of deposit instruments including non-interest-bearing and interest-bearing checking accounts, money market accounts, fixed and variable rate certificates of deposit, individual retirement accounts and regular savings accounts. Peoples does not actively solicit or advertise for deposits outside the greater Indianapolis area. Deposit account terms vary with principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate, if any. Interest rates are established by Peoples generally on a weekly basis. The determination of rates and other terms (such as maturities, service fees and withdrawal penalties) is predicated on rates paid and terms offered by competitors and Peoples' funds acquisition and liquidity requirements.

         The following reflects the non-interest-bearing and interest-bearing components of deposits at the respective dates indicated.


                                                            December 31,
                                     ----------------------------------------------------------
                                             1996                1995               1994
                                             ----                ----               ----
                                                           (In thousands)
Deposits:
     Non-interest bearing...........        $ 83,911           $ 67,966           $ 74,190
     Interest-bearing...............         327,894            283,796            272,387
                                             -------            -------            -------
Total deposits......................        $411,805           $351,762           $346,577
                                             =======            =======            =======
Total deposits/total assets.........           87.34%             84.35%             81.53%

         Peoples regularly accepts interest-bearing deposits issued in denominations of $100,000 or more. Balances of certificates of deposit of $100,000 or more were $13.6 million at December 31, 1996 and $15.5 million at December 31, 1995. The time remaining until maturity of time certificates of deposit of $100,000 or more at such dates was as follows:

                                                                              December 31,
                                                                    --------------------------------
                                                                         1996             1995
                                                                         ----             ----
                                                                             (In thousands)
Maturity distribution of time certificates in amounts of $100,000 or more:
     Three months or less.........................................       $ 5,196          $ 5,361
     Over three months to six months..............................         2,000            2,213
     Over six months..............................................         2,599            2,781
     Over twelve months...........................................         3,811            5,165
                                                                          ------          -------
          Total...................................................       $13,606          $15,520
                                                                          ======           ======

         Short-Term   Borrowings.   Summary  information   regarding  repurchase
agreements, which comprised the majority of Peoples' short-term borrowings during 1996, is presented below. Such agreements provide customers with the opportunity to make short-term investments of sums, usually in excess of $100,000, secured by obligations of the U.S. Treasury or a U.S. government-sponsored agency. These agreements are generally short-term and have been a relatively stable source of funds for Peoples.

                                                                                    December 31,
                                                             ----------------------------------------------------------
                                                                   1996               1995                 1994
                                                                   ----               ----                 ----
                                                                                   (In thousands)
Repurchase agreements:
Average for the year:
Amount outstanding..........................................      $11,964             $26,413              $30,314
     Weighted average interest rate.........................         4.69%               5.95%                4.19%
At year-end:
     Amount outstanding.....................................      $10,266             $16,056              $17,361
     Weighted average interest rate.........................         4.38%               4.95%                5.32%
Maximum amount outstanding at any
     month-end during the year..............................      $14,052             $46,578              $40,910

Trust Operations

         Peoples' Trust and Investment Management Group offers a variety of fiduciary and trust services and provides a growing source of fee income to Peoples. Trust fees were $1,342,000 in 1996, $1,304,000 in 1995 and $1,213,000 in 1994. This reflects increases for 1996 and 1995 of $38,000 (2.9%) and $91,000 (7.5%), respectively. Trust assets were $427 million at December 31, 1996, $376.1 million at December 31, 1995 and $325.8 million at December 31, 1994. Peoples' Trust and Investment Management Group serves as trustee or agent for over 200 employee benefit plans, is trustee for over 500 personal trust accounts, estates and guardianships and provides a variety of corporate trust and agency services. The Trust and Investment Management Group obtains referrals from existing customers, attorneys and accountants, and is actively seeking to develop new business, especially among non-profit corporations and employee benefit plans. The Company believes that opportunities exist for growth in Trust and Investment Management activities.

Employees

         As of December 31, 1996, the Company and Peoples had approximately 188 full-time and 27 part-time employees. During the third quarter of 1995, Peoples developed new procedures and reorganized some operations to lower overall non-interest expense. The improvements were based on recommendations from staff members throughout the organization, and resulted in the elimination of some positions. While many of these positions were vacant, several employees were displaced. As a result, the overall number of employees has declined by approximately 10% since December 31, 1994. The Company also implemented a profit sharing initiative during 1995 designed to share increases in profitability with eligible employees. While payment under the plan is entirely at management's discretion, specific goals are established for all departments which are tied to the overall profitability of the bank. Due to an increase of $2,544,000 in pre-tax profits during 1996, management paid out awards to all qualified employees totaling nearly $263,000. Bankwide employee turnover decreased from 32% to 28% in 1996, with teller turnover decreasing from 55% to 45%. Several employee benefits were improved upon in 1996, including long-term disability and health insurance in order to remain competitive in the marketplace and to enable the bank to attract and retain qualified employees. Additional improvements are planned for Peoples' 401(k) Profit Sharing Plan.

         The Company considers its employee relationships to be good.

Electronic Data Processing

         In 1990, Peoples purchased two IBM AS400 computers and new banking software when it established its Operations Center on the north side of
Indianapolis. These changes have enabled Peoples to achieve substantial efficiencies in electronic data processing ("EDP") and to keep pace with developments in the financial services industry by continuing to offer new competitive financial services and products. An example is Peoples' "Cash Manager" account which offers both checking and investment features through a "sweep" arrangement. Peoples has enhanced this commercial service by adding the first Windows based PC-based cash management service. This product has proven to be attractive to business customers.

         The Company has an established technology maximization committee to keep abreast of technological developments and to consider new products and more efficient ways to employ the technological capabilities.

         Peoples offers 24-hour telephone banking that provides balance inquiry and funds transfer. Peoples Bank has 12 ATMs and is affiliated with the MAC network which affords Peoples' customers access to MAC ATMs nationwide as well as all Cirrus ATMs worldwide. Peoples has introduced a check card affording customers the ability to use their ATM cards at all merchants accepting VISA. This capability is expected to increase usage of the ATM card and generate additional fee revenues.

         The primary focus in continually improving the Company's technological capabilities is to provide better response to customers and those involved in providing service to customers. In that regard, Peoples also continually develops its PC-based technology so that many operational functions can be performed without utilizing valuable mainframe time. Peoples continually utilizes several PC-based networks and plans to expand "on-line" capabilities in the future for customer access.

         Peoples owns substantially all of its EDP equipment and performs all of its own data processing services. Its existing EDP capabilities will accommodate substantial expansion of Peoples' operations.

Supervision and Regulation

         Bank Holding Company Regulation. The Company is registered as a bank holding company, and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

         Prior to September 29, 1995, the BHCA prohibited the Federal Reserve from approving any direct or indirect acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally located unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Pursuant to amendments to the BHCA which took effect September 29, 1995, the Federal Reserve may now allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restriction or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates and state law provisions requiring the target bank to have existed for some period of time (not exceeding five years) prior to the date of acquisition.

         The BHCA also prohibits the Company, with certain exceptions noted below, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking . .
 . as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and any non-bank subsidiaries it may control are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, the operation of a trust company, sales, and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA
does  not  place   territorial   restrictions  on  the  activities  of  non-bank
subsidiaries of bank holding companies.

         Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve is the federal regulatory and examining authority for bank holding companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies.

         Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier II Capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier I (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

         The  Company  and   Peoples  are   required  to  comply  with   capital
requirements promulgated by their primary regulators that affect their ability to pay dividends and can affect their operations. Those regulations require the maintenance of specified levels of capital (as defined) to total assets (the leverage ratio) and to risk weighted assets (the risk-based capital ratio). These regulations require the maintenance of a leverage ratio of at least 3.00% (only for the most sound institutions, others will be required to maintain 4% or 5%) and a total risk-based capital ratio of at least 8.00%.

         Further, regulations promulgated by the FDIC identify five levels of capitalization. A financial institution's deposit insurance assessment and, in certain circumstances, operations will be affected by their capital level. Institutions with leverage ratios of 5.00% or greater and total risk-based capital ratios of 10.00% or more are deemed to be "well capitalized," and accordingly, pay the lowest deposit insurance assessment and are not subject to operational restrictions as outlined within the regulation. Under those regulations, financial institutions with leverage and total risk-based capital ratios less than 4.00% and 8.00%, respectively, are subject to expanded regulatory oversight.

         The Company and Peoples were in full compliance with all regulatory capital requirements at December 31, 1996. The following table indicates the Company's actual capital levels at the dates indicated:


                                                                    At December 31,
                                                   ------------------------------------------------
                                                      1996                 1995               1994
                                                      ----                 ----               ----
                                                                 (Dollars in thousands)
Total assets (1)..............................      $471,192             $416,781          $426,058
Risk-based assets.............................       346,971              301,426           274,940
Tier I capital................................        45,063               41,398            39,460
Total capital.................................        48,963               44,688            42,164
Leverage ratio................................          9.62%                9.93%             9.26%
Tier I risk-based capital ratio...............         12.99                13.73             14.35
Total risk-based capital ratio................         14.11                14.83             15.34


(1) Adjusted to exclude net unrealized gain/loss on available-for-sale securities.

         Bank Regulation. Peoples is organized under the laws of Indiana and as such is subject to the supervision of the Indiana Department of Financial Institutions ("DFI"), whose examiners conduct periodic examinations of state banks. Peoples is not a member of the Federal Reserve System, so its primary Federal regulator is the FDIC, which also conducts periodic examinations of the bank. Peoples' deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to FDIC's rules and regulations respecting the insurance of deposits. See "--Deposit Insurance."

         Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

         Insured state-chartered banks are prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless:
(i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. The Company does not believe that these restrictions will have a material adverse effect on its current operations.

         Federal Home Loan Bank System. During 1994, Peoples was approved for membership in the Federal Home Loan Bank ("FHLB") System. FHLB membership will provide Peoples with a ready source from which to borrow short-term funds from time to time. The FHLB System consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. Peoples is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, 0.3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. Peoples is currently in compliance with this requirement. At December 31, 1996, Peoples' investment in stock of the FHLB of Indianapolis was $1.7 million.

         In past years, Peoples has received dividends on its FHLB stock. All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLBs' ability to pay dividends and the value of FHLB stock in the future. For the year ended December 31, 1996, dividends paid to Peoples by the FHLB of Indianapolis totaled $133,708 for an annual rate of 7.83%.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances must be used to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         Bank Capital Requirements. The FDIC has adopted risk-based capital ratio guidelines to which Peoples is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

         Like the capital guidelines established by the Federal Reserve for the Company, these guidelines divide a bank's capital into two tiers. The first tier ("Tier I") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

         In addition, the FDIC established guidelines prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

         Certain regulatory capital ratios under the FDIC's risk-based capital guidelines for Peoples at December 31, 1996 are shown below:


                                                              December 31, 1996

Tier I Capital to Risk-Weighted Assets.....................         10.94%
Total Risk-Based Capital to Risk-Weighted Assets...........         12.07
Tier I Leverage Ratio......................................          8.14

         Dividend Limitations. Under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The Company's Board of Directors has adopted a policy consistent with these guidelines. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank.

         Under Indiana law, the Company is precluded from paying cash dividends if, after giving effect to such dividends, the Company would be unable to pay its debts as they become due or the Company's total assets would be less than its liabilities and obligations to preferential shareholders. Under Indiana law, Peoples may pay dividends so long as its capital is unimpaired and it has unimpaired retained surplus equal to 25% of capital. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). The most stringent capital requirements affecting Peoples, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. Peoples' capital levels currently exceed the criteria established to be designated as a "well capitalized" institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. At December 31, 1996, Peoples' total risk-based capital, Tier I risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized" by $7.1 million, $17.1 million and $14.6 million, respectively.

         Lending Limits. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's capital and unimpaired surplus. An additional amount up to 10% of the bank's capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

         Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC pursuant to FDICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FDICIA. Peoples does not believe that these regulations will have a materially adverse effect on its current operations.

         Safety and Soundness Standards. On August 9, 1995, the federal banking agencies final safety and soundness standards for all insured depository institutions became effective. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

         Branching and Acquisitions or Dispositions. Establishment of branches is subject to approval of the DFI and FDIC and geographic limits established by state laws. Indiana branch banking law permits a bank having its principal place of business in the State of Indiana to establish branch offices in any county in Indiana without geographic restrictions. A bank may also merge with any national or state chartered bank located anywhere in the State of Indiana without geographic restrictions.

         Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana. In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that prior to June 1, 1997 interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis.

         Transactions with Affiliates. Peoples is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

         FDICIA. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

         The FDIC adopted regulations to implement the prompt corrective action provisions of FDICIA, effective December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%; and (d) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution as described above. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized", make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

         Deposit Insurance. Peoples' deposits are insured up to $100,000 per insured account by the Bank Insurance Fund ("BIF") of the FDIC. As an institution whose deposits are insured by the BIF, Peoples is required to pay deposit insurance premiums to the BIF.

         The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the Savings Association Insurance Fund ("SAIF") for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF has been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995.

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk- based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. Because of the differing reserve levels of the SAIF and the BIF, the deposit insurance assessments paid by healthy BIF-insured institutions were reduced over time so as to be significantly lower than the level paid by healthy SAIF-insured institutions. However, in 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law.

         On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, members of SAIF were charged a one-time special assessment based on assessable deposits at March 31, 1995. BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided financing to resolve the thrift crisis in the 1980's ("FICO"). As a result, BIF institutions such as Peoples pay lower assessments than comparable SAIF institutions.

         Federal Securities Law. The Nonvoting Common Shares of the Company are registered with the SEC under the 1934 Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder.

         Community Reinvestment Act Matters. Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The examiners have determined that Peoples has a satisfactory record of meeting community credit needs.

         Limitations on Repurchase of Common Stock of Holding Company. Regulations promulgated by the Federal Reserve provide that a bank holding company must file written notice with the Federal Reserve prior to any repurchase of its equity securities if the gross consideration for the purchase, when aggregated with the net consideration paid by the bank holding company for all repurchases during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. This notice requirement is not applicable, however, to a bank holding company that exceeds the thresholds established for a well capitalized state member bank and that satisfies certain other regulatory requirements.

         Under Indiana law, the Company will be precluded from repurchasing its equity securities if, after giving effect to such repurchase, the Company would be unable to pay its debts as they become due or the Company's assets would be less than its liabilities and obligations to preferential shareholders.

         Additional Matters. In addition to the matters discussed above, the Company and Peoples are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

         The earnings of financial institutions, including the Company and Peoples, are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the U.S. Government and its various agencies, particularly the Federal Reserve.

         Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, the Indiana General Assembly and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and Peoples in particular would be affected thereby.

Item 2.  Properties.

         The Company's executive offices are located at Peoples' main office building. Peoples owns the main office building through a wholly-owned subsidiary. The main office building is a twelve story building located in downtown Indianapolis. The main office branch is located on the first level of the building and, in addition, Peoples occupies the second, third, fourth and fifth floors. The Board Room and training area are located on the twelfth floor. All other areas are leased to other tenants.

         At December 31, 1996, Peoples operated 13 customer service offices, 8 of which are owned (including the main office) and 6 of which are leased under lease agreements with remaining terms (including renewal options) ranging from
0.6 to 23.3 years. The Company will develop plans and analyze opportunities to expand its number of locations if the expansion appears to represent a profitable opportunity. Peoples also leases its operations center on the north side of Indianapolis for a term (including renewal options) ending 2010. During 1996, Peoples closed its southside mortgage office. The northside mortgage office was closed on January 17, 1997.

         The following table provides certain information with respect to Peoples' properties as of December 31, 1996. All offices listed are located in Indianapolis, Indiana.


                                                                     Approximate
                                       Year Opened      "ART" ATM      Square
 Description and Address               or Acquired      Location       Footage
Main Office
130 East Market Street                    1905             ATM        3,500
Castleton Office
6071 East 82nd Street                     1983             ATM        3,400
Chapel Hill Office (1)
7365 West 10th Street                     1965             ATM        3.200
College Park Office (2)
8910 Wesleyan Road                        1985             ATM        6,647
Lafayette Road Office (1)
2802 Lafayette Road                       1956             ATM        3,200
Greenwood Place Office
7921 South U.S. Hwy. 31                   1986             ATM        3.520
Lawrence Office
6909 East 38th Street                     1951             ATM        3,275
Madison/Thompson Office
4940 Madison Avenue                       1963             ATM        2,800
71st & Keystone Office
2411 East 71st Street                     1967             ATM        2.000
West 86th Street Office
1851 West 86th Street                     1970             ATM        3.525
Winona Office (1)
3266 North Meridian                       1970                        2,000
Washington Square Office (1)
10001 East Washington Street              1995             ATM        2,801
Operations Center (1)
5840 West 74th Street                     1990                        21,905
Peoples Mortgage Office-Northside         1994                        7,380
9002 Purdue Road, Suite 100

(1)      Leased facility.
(2)      Includes 2,927 square feet leased to a tenant through July 1998

         Peoples has 24-hour automatic teller machines ("ATMs") at eleven of its branches as indicated above. The automatic teller machines operate under the trade name "ART". Peoples' ATMs participate in the nationwide CIRRUS and MAC ATM networks. See "Item 1. Business--Electronic Data Processing."

         Peoples owns substantially all of its computer and data processing equipment used for transaction processing, accounting, financial forecasting, loan documentation and all other data processing and reporting services. The main data processing facility is at the Operations Center.

Item 3.  Legal Proceedings.

         From time to time the Company or Peoples is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the financial position or results of operations of the Company or Peoples.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Nonvoting Common Shares are quoted on the Nasdaq National Market under the symbol "PPLS." The following table sets forth the high and low bid prices per Nonvoting Common Share between January 1, 1995 and March 10, 1997.


Trading Period                                      High                Low
--------------                                      ----                ---
1/1/95 - 3/27/95                                   21 7/8               19
4/1/95 - 6/30/95                                   20 1/2               19
7/1/95 - 9/30/95                                     24                 19
10/1/95 - 12/31/95                                 25 1/4             23 1/4
1/1/96 - 3/31/96                                   29 1/2             24 1/4
4/1/96 - 6/30/96                                   30 1/4             24 3/4
7/1/96 - 9/30/96                                   34 1/4             28 1/2
10/1/96 - 12/31/96                                 36 3/4               33
1/1/97 - 3/10/97                                     44                 35

         As of March 10, 1997, there were 224 holders of record of the Company's Nonvoting Common Shares, of which 1,430,962 were issued and outstanding. As of such date, there were 37 holders of record of the Company's Voting Common Shares, of which 140,000 were issued and outstanding. The market for Voting Common Shares is inactive and management has no plans to list the Voting Common Shares on Nasdaq or any exchange.

         The Company has paid cash dividends on its Common Shares every year since it was formed in 1986 and Peoples paid regular dividends for many years prior thereto. The per share amount of cash dividends declared for each quarter since the first quarter of 1995 are as follows:


                                                             Cash Dividends
Calendar Quarter                                           Per Common Share
----------------                                           ----------------
1995
First Quarter........................................            $0.1700
Second Quarter.......................................             0.1700
Third Quarter........................................             0.1800
Fourth Quarter.......................................             0.1800
1996
First Quarter........................................            $0.1800
Second Quarter.......................................             0.1800
Third Quarter........................................             0.1900
Fourth Quarter.......................................             0.2000

         On March 20, 1997, the Company declared a dividend of $0.21 per share payable to shareholders of record March 31, 1997. The Company currently anticipates paying quarterly cash dividends at the rate indicated above, although the payment of dividends is subject to the discretion of the Board of Directors. The declaration of future dividends will depend on, among other things, the earnings, financial condition and cash requirements of the Company at the time such payment is considered, and on the ability of the Company to receive dividends from Peoples the amount of which is subject to regulatory limitations.


Item 6.  Selected Consolidated Financial Data.

         The following table sets forth certain selected financial information reflecting the operations and financial condition of the Company for each year in the five year period ended December 31, 1996. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein.


                                                                           As Of and For The
                                                                        Year Ended December 31,
                                                           1996         1995          1994          1993          1992
                                                           ----         ----          ----          ----          ----
                                                             (Dollars in thousands, except per share data)
Consolidated Statements of Income Data:

    Interest income..............................       $32,251      $31,034       $24,806       $23,132       $25,169
    Interest expense.............................        14,044       14,869        10,462         8,747        10,315
                                                         ------       ------        ------         -----        ------
      Net interest income........................        18,207       16,165        14,344        14,385        14,854
    Provision for loan losses....................         1,125          536           528           606         1,110
                                                         ------      -------       -------       -------         -----
      Net interest income after
         provision for loan losses...............        17,082       15,629        13,816        13,779        13,744
    Other operating income.......................         5,437        4,868         4,819         4,912         4,651
    Other operating expense                              14,794       15,316        14,885        13,293        13,195
                                                         ------       ------        ------        ------        ------
      Income before income taxes
         and cumulative effect of change in
         accounting method (1)...................         7,725        5,181         3,750         5,398         5,200
    Income taxes.................................         2,316        1,295           865         1,676         1,730
                                                          -----        -----        ------         -----         -----
      Income before cumulative effect of
         change in accounting method (1).........         5,409        3,886         2,885         3,722         3,470
    Cumulative effect of change in
      accounting method (1)......................             0            0             0           100             0
                                                        -------      -------       -------       -------       -------
         Net income..............................        $5,409       $3,886        $2,885        $3,822        $3,470
                                                          =====        =====         =====         =====         =====
Consolidated Balance Sheets Data:
    Assets.......................................      $471,478     $417,019      $425,075      $366,304      $350,741
    Held-to-maturity securities..................           ---          ---       113,823       100,349       114,066
    Available-for-sale securities................        94,589      107,745        55,177        43,939        44,402
    Loans held for sale..........................           421        2,557           761         5,007         2,898
    Total loans..................................       332,953      271,093       214,390       171,833       151,639
    Allowance for loan losses....................         3,900        3,290         2,704         2,513         2,288
    Deposits.....................................       411,805      351,762       346,577       315,074       308,562
    Shareholders' equity.........................        45,349       41,636        38,477        29,216        25,842
    Average shares outstanding...................     1,584,130    1,595,322     1,682,021     1,274,012     1,370,740
Per Share Data:
    Income before cumulative effect of
      change in accounting method (1)............         $3.41        $2.44         $1.72         $2.92         $2.53

    Net income...................................         $3.41         2.44          1.72          3.00          2.53
    Cash dividends declared......................          0.75         0.70          0.66          0.35          0.21
    Book value (2)...............................         28.83        26.19         23.63         22.93         20.28
Other Statistics and Operating Data:
    Return on average assets.....................         1.22%        0.89%         0.73%         1.05%         1.01%
    Return on average equity.....................         12.92         9.70          7.56         14.16         13.86
    Net interest margin (3)......................          4.64         4.27          4.21          4.61          4.92
    Efficiency ratio (4).........................         60.32        69.18         73.48         66.01         65.81
    Average loans to average deposits............         76.27        70.65         57.75         54.02         50.97
    Dividend payout ratio........................         21.91        28.64         38.37         11.66          8.30
    Allowance for loan losses to loans
      at the end of period.......................          1.17         1.20          1.26          1.42          1.48
    Allowance for loan losses to non-
      performing loans...........................      1,378.09       256.43        164.38        117.98        148.48
    Nonperforming loans to loans
      at the end of period.......................          0.09         0.47          0.76          1.20          1.00
    Net charge-offs to average loans.............          0.17       (0.02)          0.18          0.23          0.36
      Number of offices..........................            13           15            15            13            13
Capital Ratios:
    Average shareholders' equity to
      average assets.............................         9.41%        9.14%         9.62%         7.45%         7.27%
    Leverage ratio...............................          9.62         9.93          9.26          7.98          7.37
    Total risk-based capital ratio...............         14.11        14.83         15.34         14.44         14.03
--------------------

(footnotes on following page)

----------------
(1) Effective January 1, 1993, the Company adopted Financial Accounting Standard No, 109, Accounting for Income Taxes.

(2)      Based on Common Shares outstanding at the end of the period.

(3) Net interest income as a percentage of average interest-earning assets, on a fully tax equivalent basis.

(4) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income, on a fully tax equivalent basis, and recurring non-interest income.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    The business of Peoples Bank Corporation ("the Company") consists of holding and administering its interest in Peoples Bank & Trust Company ("Peoples"). The principal business of Peoples consists of attracting deposits from consumer and commercial customers and making loans to individuals and businesses. Peoples offers various products for depositors, including checking and savings accounts, certificates of deposit and safe deposit boxes. Loans consist principally of loans to individuals secured by mortgage liens on residential properties, consumer loans generally secured by liens on personal property, and loans to businesses generally secured by liens on business assets such as inventory, accounts receivable, commercial real estate and other property. Peoples also offers trust services to individuals, businesses and institutions. Peoples operates 12 banking offices in Indianapolis, and an operations center on the north side of Indianapolis. The Company will develop plans and analyze opportunities to expand its number of locations if the expansion appears to represent a profitable opportunity.

Earnings Summary

    The Company's net income for 1996 was $5,409,000, compared with net income for 1995 of $3,886,000, an increase of $1,523,000 or 39.2%. Net income for 1994 was $2,885,000. Earnings per share were $3.41 in 1996, $2.44 for 1995, and $1.72 for 1994. The number of shares used in the computation of earnings per common share were 1,584,130 shares in 1996, 1,595,322 shares in 1995, 1,682,021 and shares in 1994.

Net Interest Income

    Net interest income is the principal component of net income for the Company and is determined by the relative size and characteristics of interest-earnings assets and interest-bearing liabilities. For the years ended December 31, 1996, 1995, and 1994, net interest income was $18,207,000, $16,165,000, and
$14,344,000, respectively. This represents an increase in 1996 of $2,042,000 (12.6% ), and an increase in 1995 of $1,821,000 (12.7%). Increased net interest income contributed significantly to the net income growth during the period.

    Average earning assets increased to $411,119,000 in 1996 from $404,590,000 in 1995, an increase of $6,529,000 (1.6%). Average loans increased $37,815,000 (14.6%) to $296,310,000 in 1996. Increasing loan balances drove the increase in net interest income during 1996. The increase in average loan balances continues management's strategy of redeploying earning assets from the securities portfolio into the higher yielding loan portfolio. The average yield on loans remained stable, at 8.86% for 1996 compared to 8.91% for 1995. The following table (next page) sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the dollar amount of interest income and interest expense, and the resulting yield on average earning assets and rates on average interest-bearing liabilities. Average balances are also provided for non-earning assets, non-interest-bearing liabilities and shareholders' equity.

    Net interest income also depends on the rates earned on assets and paid on liabilities. The net interest margin represents net interest income as a percent of average earning assets. The net interest margin increased to 4.43% in 1996 from 4.00% in 1995, and 3.91% in 1994. The most significant reason for the ongoing improvement in net interest margin was the shift in asset mix toward loans. In addition, during 1996 the rates paid on savings deposits were reduced, and that was accomplished without significant loss of balances.

                                                          Years Ended December 31,
                                 1996                               1995                              1994
                     Average               Average     Average                Average     Average               Average
                     Balance   Interest     Rate       Balance   Interest      Rate       Balance   Interest     Rate
                                                           (Dollars in thousands)
ASSETS:
Interest-earning assets:
  Interest-earning
     deposits.....  $      833  $     45    5.40%     $      384   $     22      5.73%     $      0   $     0       0.00%
  Federal funds sold    15,995       844    5.28           7,530        444      5.90         7,591       300       3.96
  Securities:
     Taxable......      62,814     3,372    5.37          99,280      5,614      5.65       129,651     7,013       5.41
     Tax-exempt...      35,167     1,779    5.06          38,901      1,984      5.10        39,413     1,973       5.01
  Loans (net of
      unearned
      income) (1).     294,141    26,074    8.86         256,035     22,805      8.91       187,128    15,371       8.21
  Tax-exempt
     loans........       2,169       137    6.32           2,460        165      6.71         2,846       149       5.24
                     ---------  --------               ---------   --------                 -------  --------
Total interest-
    earning assets     411,119    32,251    7.84         404,590     31,034      7.67       366,629    24,806       6.77
Nonearning assets:
  Cash and due
      from banks..      24,571                            22,743                             20,143
  Bank premises
     and equipment,
     net..........       7,127                             8,461                              7,819
  Other Nonearning
     assets.......       5,957                             5,782                              4,872
  Allowance for
     loans losses.      (3,634)                           (3,091)                            (2,723)
                         -----                            -------                            -------
     Total assets.    $445,140                          $438,485                           $396,740
                       =======                           =======                            =======
LIABILITIES AND
EQUITY
Interest-bearing
  liabilities:
  Transaction
     accounts.....   $  37,342      $772    2.07%      $  37,488       $778      2.08     $  41,684      $859       2.06%
  Savings
     deposits.....     168,726     6,483    3.84         147,281      6,087      4.13       149,480     4,879       3.26
  Time
     deposits          103,597     6,216    6.00         106,279      6,305      5.93        73,719     3,333       4.52
  Short-term
     borrowings...      12,222       573    4.69          29,941      1,699      5.67        32,937     1,391       4.22
                       -------    ------                --------    -------                --------  --------
     Total interest
       bearing
       liabilities -   321,887    14,044    4.36         320,989     14,869      4.63       297,820    10,462       3.51
                                  ------                             ------                            ------
Non-interest-bearin
  liabilities:
  Demand deposits.      78,825                            74,816                             58,877
  Other liabilities      2,556                             2,612                              1,863
Shareholder's equity    41,872                            40,068                             38,180
                        ------                            ------                             ------
  Total liabilities

     and share-
     holders' equity  $445,140                          $438,485                           $396,740
                       =======                           =======                            =======
Net interest income               18,207                             16,165                            14,344
Net interest spread                         3.48%                                  3.04%                            3.26%
Net interest margin                         4.43                                   4.00                             3.91
Tax-equivalent
  data: (2)
  Tax-equivalent
     adjustment...                   880                              1,107                             1,093
                                --------                            -------                           -------
  Adjusted net

     net interest
     income.......             $  19,087                         $   17,272                $  15,437
                               =========                          =========                =========
  Net interest
     spread.......                          3.70%                                  3.31%                            3.55%
  Net interest                              4.64                                   4.27                             4.21
     margin.......
--------------------

(1) Average total loans include non-accrual loans and loan income includes loan fee income on loans held in the loan portfolio.

(2) Tax-equivalent adjustment is computed using a 34% effective tax rate for all periods presented.

         The following table presents information regarding the Company's interest income and interest expense for the periods indicated. The table presents the change in interest income or interest expense which is attributable to the change in the average balance (volume) and the change in interest income or interest expense which is related to change in rates. Changes in balances were responsible for an increase in net interest income of $1,864,000 during 1996 as asset balances shifted from the securities portfolio to the loan portfolio and changes in rates resulted in an increase of $178,000 in net interest income as declines in pricing on deposits more than offset lower rates on loans and investments.


                                                        Years Ended December 31,
                                  -------------------------------------------------------------------
                                           1996 vs. 1995                      1995 vs. 1994
                                  --------------------------------    -------------------------------
                                                Change      Change                 Change     Change
                                     Total      Due To      Due To      Total      Due To     Due To
                                    Change      Volume       Rate      Change      Volume      Rate
                                                                      (In thousands)
Interest Income:
Interest-earning deposits ....    $    23     $    24     $    (1)    $    22     $    22     $     0
Federal funds sold ...........        400         451         (51)        144          (2)        146
Securities:
     Taxable .................     (2,242)     (1,970)       (272)     (1,399)     (1,686)        287
     Tax exempt ..............       (205)       (189)        (16)         11         (26)         37
Loans ........................      3,269       3,378        (109)      7,434       5,649       1,785
Tax exempt loans .............        (28)        (19)         (9)         16         (23)         39
                                   -------     -------     -------     -------     -------     -------
     Total interest income....       1,217       1,675        (458)      6,228       3,934       2,294
                                   =======     =======     =======     =======     =======     =======
Interest expense:
Transaction accounts ..........         (6)         (3)         (3)        (81)        (85)          4
Savings deposits ..............        396         844        (448)      1,208         (73)      1,281
Time deposits .................        (89)       (160)         71       2,972       1,473       1,499
Short-term borrowings .........     (1,126)       (870)       (256)        308        (126)        434
                                   -------     -------     -------     -------     -------     -------
     Total interest expense....       (825)       (189)       (636)      4,407       1,189       3,218
                                   -------     -------     -------     -------     -------     -------
Net interest income ...........    $ 2,042     $ 1,864     $   178     $ 1,821     $ 2,745     $  (924)
                                   =======     =======     =======     =======     =======     =======

Non-Interest Income

         Non-interest  income was  $5,437,000 in 1996,  $4,868,000 in 1995,  and
$4,819,000 in 1994.  This reflected an increase in 1996 of $569,000  (11.7%) and an increase in 1995 of $49,000 (1.0%). Trust fees increased both in 1996 and 1995, $38,000 (2.9%) and $91,000 (7.5%), respectively. The increase in revenue from the Trust and Investment Management Group is reflective of the continuing sales effort and the increased focus on growth. Management believes that the Trust & Investment Management Group possesses a competitive advantage by offering customers local service and management of customers' funds. Service charges on deposit accounts and other retail related fees increased $463,000 to $2,511,000 during 1996 compared to an increase of $74,000 during 1995. Fee income increased for a variety of services. Fees charged to customers for overdrawn accounts were up in 1996, as were fees charged to business customers who did not maintain significant balances but utilized a variety of cash management related services. Peoples Bank & Trust Company provides free access to automated teller machines to customers who maintain checking accounts with the bank, but implemented a fee for non-customers who use Peoples Bank automated teller machines. This new fee produced $105,000 in revenue during 1996.

         Mortgage banking revenues included net gains and losses realized when mortgage loans were sold into the secondary market, service fee revenue earned from servicing those loans after they are sold and, in 1995, a gain on the sale of loan servicing rights. Mortgage banking revenue, as reflected in the Company's financial statements, has not been reduced by the associated costs, such as compensation expense, which is shown elsewhere within non-interest expense. Mortgage banking revenue was $713,000 in 1996, $843,000 in 1995, and $738,000 in 1994. This reflects a decrease in 1996 of $130,000 (15.4%) and an increase in 1995 of $105,000 (14.2%). The sale of loan servicing rights during 1995 generated $380,000. At December 31, 1996, the Company serviced mortgage loans with an aggregate outstanding principal balance of approximately $104 million.

         The Company does not engage in the purchase and sale of securities with the intent to generate gains. The Company may sell available-for-sale securities for liquidity or to manage its asset/liability position. During 1996, such sales, as well as gains and losses realized when securities were called prior to their maturity, generated net losses of $63,000 compared to net losses in 1995 of $112,000 and net gains of $271,000 in 1994.

Non-Interest Expense

         Non-interest expense, or overhead, includes the costs of personnel, occupancy, equipment, insurance, and other costs of sustaining operations. Overhead for the years ended December 31, 1996, 1995, and 1994, was $14,794,000, $15,316,000, and $14,885,000, respectively. This reflects a decrease of $522,000 (3.4%) in 1996 compared to an increase of $431,000 (2.9%) in 1995. The decrease in non-interest expense, which was accomplished while net interest income was growing, was an important contributor to the increase in net income for 1996. More than half of total non-interest expense is comprised of salaries and employee benefits. Salaries and employee benefit expense decreased $564,000 (6.6%) in 1996 compared to an increase of $714,000 (9.1%) in 1995. During the third quarter of 1995, Peoples developed new procedures and reorganized certain operations with a goal of improving process efficiency and lowering overall non-interest expense. The improvements were based on recommendations from staff members throughout the organization, and were a major driver of lower non-interest expense. Advertising expense decreased $106,000 in 1996 following a decrease of $385,000 in 1995. During 1994, the Company conducted an image campaign to increase local awareness and to support its sales efforts. Since that time, advertising had been targeted to selected audiences and growth has continued at strong rates. FDIC insurance expense was $2,000 during 1996, down from $386,000 during 1995 and $703,000 during 1994. This decline occurred due to a significant reduction in the assessment rate during 1995 and 1996. However, that rate will be increased in 1997 and FDIC insurance expense will increase, though it is anticipated to be less than 1995's level.

Income Taxes

         The Company's income tax expense was affected primarily by the level of pre-tax income. As income increased, tax expense did as well. Tax expense for 1996 increased $1,021,000 in 1996 following an increase of $430,000 during 1995. The Company can and does purchase tax-free securities and originates tax-free loans as a means of generating tax-free income, effectively mitigating tax expense. The Company also has invested in several low income housing tax partnerships with the intent of generating lower income tax expense in future years in addition to serving the community by providing subsidized housing for lower income families.

         Net deferred tax assets at December 31, 1996 and 1995, were $1,346,000 and $980,000. Deferred tax assets result, primarily, from book bad debt deductions in excess of those deductible for tax purposes. The asset will be realized as loans are charged off in future periods. Based on the Company's historical levels of taxable income and the relatively small size of the deferred tax assets recorded, management does not believe a valuation allowance for those assets was needed at December 31, 1996.

Asset and Liability Management

         The Company engages in a formal process of measuring and defining the amount of interest rate risk. Interest rate risk is the effect on net interest income resulting from changes in interest rates. The goal of the asset and liability management process is to maintain a high, yet stable, net interest margin by identifying the degree of interest rate risk and developing tactics and strategies to mitigate the extent to which net interest income will be affected by changes in interest rates.

         The following tables illustrate the repricing opportunities, or "rate sensitivity" of interest-earning assets and interest-bearing liabilities. A repricing may occur if the rate on the asset or liability changes as interest rates change, or, when the rate is fixed, at the time they mature. The "gap" is the difference between rate sensitive assets and rate sensitive liabilities within a specific time frame. Gap is considered an indicator of the effect a change in interest rates may have on net interest income.

         As of December 31, 1996, the Company's rate sensitive liabilities exceeded rate sensitive assets through one year. This would indicate that when rates increase, net interest income may decline. In order to accurately determine the effect of changes in interest rates, the repricing effect of each type of interest-earning asset and interest-bearing liability must be measured. Assets and liabilities have different characteristics and the magnitude of change differs for each. Management continually monitors the changes to net interest income which may result from changing interest rates.


                                                                    At December 31, 1996
                                                               Repriceable or Maturing Within
                                     ----------------------------------------------------------------------------------
                                                                  6 Months
                                         0 to 3       3 to 6         to           1 to 5       After 5
                                         Months       Months       1 Year         Years         Years        Total
                                                                   (Dollars in thousands)
Interest-earning assets:
     Loans...........................       $166,285    $22,887   $35,264        $102,952      $5,986       $333,374
     Available for sale securities...         32,410      7,647     6,262          36,380      11,890         94,589
                                              ------      -----     -----          ------      ------         ------
          Total interest-earning assets      198,695     30,534    41,526         139,332      17,876        427,963
Interest-bearing liabilities:
     Transaction accounts............        216,146         --       --               --          --        216,146
     Time deposits...................         23,741     12,133    18,080          57,480         314        111,748
     Short-term borrowings...........         10,091         --        --             175          --         10,266
                                              -------   -------      ----         --------    -------        ------
          Total interest-bearing
               liabilities...........        249,978     12,133    18,080          57,655         314       $338,160
                                             -------     ------    ------          ------       -----        -------
     Assets (liability) gap..........       $(51,283)   $18,401    $23,446        $81,677     $17,562      $  89,803
                                             =======     ======    =======         ======      ======       ========
     Cumulative asset
          (liability gap)............       $(51,283)  $(32,882)  $(9,436)        $72,241     $89,803
     Cumulative gap to total assets..         -10.88%     -6.97%    -2.00%          15.32%      19.05%


         A significant assumption that creates the large negative gap in the 0 to 3 month category is that all interest-bearing demand and savings accounts are subject to immediate repricing. While it is true that contractually, those accounts are subject to immediate repricing, the rates paid on those accounts are not generally tied to specific indices and are influenced by market conditions and other factors. Accordingly, a general movement in interest rates, either up or down, may not have any immediate effect on the rates paid on these deposit accounts. The foregoing table illustrates only one source of information about sensitivity to interest rate movements. The core of the

Company's asset and liability management process consists of simulations that take into account the time that various assets and liabilities may reprice and the degree to which various categories of such assets and liabilities will respond to general interest rate movements. Interest rate risk can only be represented by a measurement of the effects of changing interest rates given the capacity for and magnitude of change on specific assets and liabilities.

Liquidity

         Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. The Company's loan portfolio, excluding loans held for sale, increased to $332,953,000 at December 31, 1996 from $271,093,000 at December 31, 1995, an increase of $61,860,000 or
22.8%. Increases in deposits provided funding for loan growth in 1996. Total deposits at December 31, 1996 were $411,805,000, an increase of $60,043,000 from balances of $351,762,000 at December 31, 1995.

         A common measure of liquidity is the loan to deposit ratio. As of December 31, the loan to deposit ratio was 80.9% in 1996, and 77.1% in 1995. Increasing this ratio was an important goal for the Company's management during 1996, and significantly added to the Company's profitability by shifting assets from lower yield securities to higher yield loans.

         Loan commitments include unfunded portions of lines of credit and commercial letters of credit. These unfunded commitments may or may not require funding. At December 31, 1996 and 1995, such commitments totaled $94,293,000 and $80,830,000, respectively. Loan commitments generate fee income for the Company.

Loan Quality

         The Company has maintained a high level of quality in the loan portfolio. Non-performing loans are those loans which are past due more than 90 days and still accruing interest and those loans on which the Company no longer accrues interest. As of December 31, 1996 and 1995, non-performing loans totaled $283,000 and $1,283,000, respectively. As a percent of total loans, including loans held for sale, non-performing loans were .09% at December 31, 1996 and
 .47% at December 31, 1995.

         The provision for loan losses is a charge to earnings to provide for potential future loan losses. The provision for loan losses was $1,125,000 in 1996, $536,000 in 1995, and $528,000 in 1994. The increase in the provision for loan losses in 1996 had a negative impact on profitability, but was considered necessary by management to maintain the allowance at a desirable level and provide for the substantial loan growth during the year. The adequacy of the allowance for loan losses is evaluated at least quarterly by management based upon a review of identified loans with more than a normal degree of risk, historical loss percentages, and present and forecast economic conditions affecting borrowers. At December 31, the allowance for loan losses was $3,900,000 for 1996, and $3,290,000 for 1995. As a percent of total loans, including loans held for sale, the allowance for loan losses was 1.17% at December 31, 1996 and 1.20% at December 31, 1995. Management's analysis indicates that the allowance for loan losses at December 31, 1996 was adequate to cover potential losses on identified loans with credit problems and on the remaining portfolio based on historical percentages.

         Gross loan charge-offs in 1996 ,1995, and 1994, were $607,000, $125,000, and $516,000, respectively. As a percentage of average loans, gross loan charge-offs were .21%, .05%, and .28% for those periods.

         Effective January 1, 1995, the Company was required to adopt Financial Accounting Standard No. 114 (FAS 114) which required recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. The effect of adopting this standard is included in the provision for loan losses and was not material. The Company's average investment in impaired loans during 1996 and 1995 was $1,068,000 and $1,394,000 respectively. At December 31, 1996, $743,000 of loans were deemed to be impaired and $155,000 of the allowance for loan losses was allocated to those loans. The loans that are classified as impaired and are still accruing interest are generally collateralized and currently making payments. However, based on past experience with the customer and their analysis of the situation, management believes that it is not probable that these loans will be repaid in accordance with the contractual terms of the loan agreement. As a result, management has classified these loan relationships as impaired.

Capital Position

         Both the Company and Peoples are required to comply with capital requirements promulgated by their primary regulators. Those regulations require the maintenance of specified levels of capital to total assets (the leverage ratio) and to risk-weighted assets (the risk- based capital ratio). These regulations require maintaining a minimum leverage ratio of 4% and a total risk-based capital ratio of at least 8%.

         In February, 1994, the Company completed an initial public offering of its non-voting common shares. The net proceeds after commissions and expenses from the sale of 450,980 shares were approximately $10.6 million. The shares were registered for trading on the NASDAQ National Market System. During 1994 and 1995, the Company repurchased a total of 135,000 shares at prices below book value which has the effect of enhancing book value per share for the remaining shares. During 1996, a total of 16,780 shares were repurchased.

    The Company and Peoples were in full compliance with all regulatory capital requirements at December 31, 1996. The following table indicates the Company's actual capital levels at the dates indicated.

                                                  At December 31,
                                        ------------------------------------
                                          1996          1995            1994
                                          ----          ----            ----
                                                    (In thousands)
Tier I capital........................   $45,063        $41,398       $39,460
Total capital.........................    48,963         44,688        42,164
Leverage ratio........................      9.62%          9.93%         9.26%
Tier I risk-based capital ratio.......     12.99%         13.73%        14.35%
Total risk-based capital ratio........     14.11%         14.83%        15.34%

New Accounting Pronouncements

    Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Management does not expect adoption of this Standard to have a significant effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Peoples Bank Corporation of Indianapolis
Indianapolis, Indiana


We have audited the consolidated balance sheets of Peoples Bank Corporation of Indianapolis as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bank Corporation of Indianapolis as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its methods of accounting for certain loans in 1995 and for mortgage servicing rights in 1996.




                                         Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 14, 1997

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS


                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                          (Dollar amounts in thousands)



                                                                                   1996                1995
                                                                                   ----                ----
ASSETS
    Cash and due from banks                                                  $         32,252    $        23,377
    Available-for-sale securities (Note 2)                                             94,589            107,745
    Loans held for sale, net                                                              421              2,557
    Total loans (Note 3)                                                              332,953            271,093
       Allowance for loan losses (Note 4)                                              (3,900)            (3,290)
                                                                             ----------------    ---------------
          Loans, net                                                                  329,053            267,803
    Premises and equipment, net (Note 5)                                                7,923              8,744
    Accrued income and other assets                                                     7,026              6,568
    Gold, at fair value                                                                   214                225
                                                                             ----------------    ---------------
                                                                             $        471,478    $       417,019
                                                                             ================    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
       Non interest-bearing accounts                                         $         83,911    $        67,966
       Savings and NOW                                                                216,146            191,957
       Time deposits (Note 6)                                                         111,748             91,839
                                                                             ----------------    ---------------
          Total deposits                                                              411,805            351,762
    Short-term borrowings (Note 7)                                                     10,266             20,056
    Accrued expenses and other liabilities                                              4,058              3,565
                                                                             ----------------    ---------------
       Total liabilities                                                              426,129            375,383
                                                                             ----------------    ---------------

Commitments  and contingencies (Note 11)

Shareholders' equity Common shares, no par value:
       Authorized:
         Voting - 300,000 shares
         Nonvoting -  4,000,000 shares
       Issued:
          Voting - 140,000 shares                                                         950                950
          Nonvoting - 1,433,212 shares (1996),
          and 1,449,992 shares (1995)                                                  14,775             15,334
    Retained earnings                                                                  29,338             25,114
    Unrealized gain on available-for-sale securities,
       net of tax of $(188) and $(155)                                                    286                238
                                                                             ----------------    ---------------
       Total shareholders' equity                                                      45,349             41,636
                                                                             ----------------    ---------------

                                                                             $        471,478    $       417,019
                                                                             ================    ===============

See accompanying notes to consolidated financial statements.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS


                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)



                                                                           1996           1995           1994
                                                                           ----           ----           ----

Interest income
    Loans, including related fees                                      $    26,211    $    22,970    $    15,520
    Federal funds sold                                                         889            466            300
    Securities
      Taxable                                                                3,372          5,614          7,013
      Tax exempt                                                             1,779          1,984          1,973
                                                                       -----------    -----------    -----------
       Total interest income                                                32,251         31,034         24,806

Interest expense
    Deposits                                                                13,471         13,170          9,071
    Short-term borrowings                                                      573          1,699          1,391
                                                                       -----------    -----------    -----------
       Total interest expense                                               14,044         14,869         10,462
                                                                       -----------    -----------    -----------

Net interest income                                                         18,207         16,165         14,344

Provision for loan losses (Note 4)                                           1,125            536            528
                                                                       -----------    -----------    -----------

Net interest income after provision for loan losses                         17,082         15,629         13,816

Noninterest income
    Trust fees                                                               1,342          1,304          1,213
    Service charges and fees                                                 2,511          2,048          1,974
    Mortgage banking revenue                                                   713            843            738
    Net gain/(loss) on securities (Note 2)                                     (63)          (112)           271
    Other                                                                      934            785            623
                                                                       -----------    -----------    -----------
       Total noninterest income                                              5,437          4,868          4,819

Noninterest expense
    Salaries and employee benefits (Note 8)                                  8,029          8,593          7,879
    Occupancy (net)                                                          1,602          1,427          1,322
    Equipment                                                                1,010          1,248          1,113
    FDIC insurance                                                               2            386            703
    Advertising                                                                374            480            865
    Other                                                                    3,777          3,182          3,003
                                                                       -----------    -----------    -----------
       Total noninterest expense                                            14,794         15,316         14,885
                                                                       -----------    -----------    -----------

Income before income taxes                                                   7,725          5,181          3,750

Income tax expense (Note 9)                                                  2,316          1,295            865
                                                                       -----------    -----------    -----------

Net income                                                              $    5,409     $    3,886      $   2,885
                                                                       ===========    ===========    ===========

Net income per share (Note 10)                                         $      3.41    $      2.44    $      1.72
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)


                                                                                      Net
                                                                                  Unrealized
                                                                                Gain/(Loss) on
                                                Common           Retained       Available- for-
                                                Shares           Earnings       Sale Securities       Total
Balance January 1, 1994                       $ 8,645           $20,571            $     -           $29,216

Implementation of FAS No. 115                       -                 -                612               612
Sale of common shares (Note 1)                 10,558                 -                  -            10,558
Net income                                          -             2,885                  -             2,885
Cash dividends ($.66 per share)                     -            (1,115)                 -            (1,115)
Redemption of  96,376 nonvoting
  shares                                       (2,084)                -                  -            (2,084)
Change in net unrealized gain/(loss)
  on available-for-sale securities                  -                 -             (1,595)           (1,595)
                                               ------            ------             ------            ------

Balance December 31, 1994                      17,119            22,341               (983)           38,477

Net income                                          -             3,886                  -             3,886
Cash dividends ($.70 per share)                     -            (1,113)                 -            (1,113)
Redemption of 38,624 nonvoting
  shares                                         (835)                -                  -              (835)
Change in net unrealized gain/(loss)
  on available-for-sale securities                  -                 -              1,221             1,221
                                               ------            ------             ------            ------

Balance December 31, 1995                      16,284            25,114                238            41,636

Net income                                          -             5,409                  -             5,409
Cash dividends ($ .75 per share)                    -            (1,185)                 -            (1,185)
Redemption of 16,780 nonvoting
  shares                                         (559)                -                  -              (559)
Change in net unrealized gain/(loss)
  on available-for-sale securities                  -                 -                 48                48
                                               ------            ------             ------            ------

Balance December 31, 1996                     $15,725           $29,338            $   286           $45,349
                                              =======           =======            =======           =======

See accompanying notes to consolidated financial statements.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994
                          (Dollar amounts in thousands)



                                                                        1996            1995            1994
                                                                        ----            ----            ----

Cash flows from operating activities
    Net income                                                       $     5,409     $     3,886    $     2,885
    Adjustments to reconcile net income to net cash
      from operating activities
        Depreciation and amortization                                      1,032           1,252          1,136
        Provision for loan losses                                          1,125             536            528
        Net (gain)/loss on securities                                         63             112           (271)
        Net amortization on securities                                       362             540          1,090
        Net gain on sale of loans                                           (488)           (238)          (471)
        Loans originated for sale, net of sales proceeds                   2,624          (1,558)         4,717
        Deferred tax benefit                                                (399)           (346)          (321)
        Change in assets and liabilities
           Interest receivable                                               383             298           (578)
           Interest payable                                                  141             384            222
           Income tax payable                                                 38             546            (57)
           Other liabilities                                                 321           1,121           (631)
           Other assets                                                     (469)         (1,138)          (768)
                                                                     -----------     -----------    -----------
               Net cash from operating activities                         10,142           5,395          7,481

Cash flows from investing activities
    Proceeds from maturities of held-to-maturity
      securities                                                               -          21,013         37,598
    Purchase of held-to-maturity securities                                    -               -        (53,001)
    Proceeds from sales of available-for-sale securities                   8,605          36,104         13,289
    Proceeds from maturities of available-for-sale
      securities                                                          49,771          16,590         14,418
    Purchase of available-for-sale securities                            (45,566)        (11,085)       (39,461)
    Loans made to customers, net of principal
      collections thereon                                                (62,375)        (56,653)       (42,948)
    Property and equipment expenditures, net                                (211)         (1,044)        (1,164)
                                                                     -----------     -----------    -----------
        Net cash from investing activities                               (49,776)          4,925        (71,269)

Cash flows from financing activities
    Net change in deposits                                                60,043           5,185         31,503
    Net change in short-term borrowings                                   (9,790)        (17,905)        18,416
    Redemption of nonvoting shares                                          (559)           (835)        (2,084)
    Sale of common shares                                                      -               -         10,558
    Dividends paid                                                        (1,185)         (1,113)        (1,115)
                                                                     -----------     -----------    -----------
        Net cash from financing activities                                48,509         (14,668)        57,278
                                                                     -----------     -----------    -----------

Net change in cash and due from banks                                      8,875          (4,348)        (6,510)

Cash and due from banks at beginning of year                              23,377          27,725         34,235
                                                                     -----------     -----------    -----------
Cash and due from banks at end of year                               $    32,252     $    23,377    $    27,725
                                                                     ===========     ===========    ===========
Cash paid during the year for:
    Interest                                                        $     13,904     $    14,485    $    10,240

    Income taxes (net)                                                     2,870           1,495          1,243


See accompanying notes to consolidated financial statements.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Reporting: The consolidated financial statements include the accounts of Peoples Bank Corporation of Indianapolis ("the Company"), its wholly-owned subsidiary, Peoples Bank & Trust Company ("Peoples") and Peoples' wholly-owned subsidiary, Peoples Building Corporation. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

Description of Business: The Company operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets. Peoples provides commercial and retail banking and trust services to its customers from its main office and 12 branches located in Marion County, Indiana. The majority of the Peoples' income is derived from commercial and retail business lending activities and investments. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of Peoples' loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates in Preparation of Financial Statements: Management must make estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates and assumptions may change in the future and future results could differ. Significant areas involving the use of management's estimates and assumptions that are more susceptible to change in the near term include the allowance for loan losses, the fair values of certain securities, the determination and carrying value of impaired loans and the carrying value of loans held for sale.

Sale of Common Shares: In February, 1994, the Company completed an initial public offering of its non-voting common shares. 450,980 shares were sold at a price of $25.50 per share. After the deduction of $942 of offering costs, the Company received net proceeds of $10,558.

Securities: The Company identifies its securities as either held-to-maturity securities or available-for-sale securities. Only those securities which management has the positive intent and the Company has the ability to hold to maturity, may be carried at amortized cost. All other securities must be classified as "available-for-sale". Available-for-sale securities are carried at fair value with the net unrealized holding gain or loss reflected, net of tax, as an adjustment to shareholders' equity.

Available-for-sale securities are those securities which might be sold in the indefinite future in connection with the execution of asset/liability management strategies, in response to changes in interest rates, as a result of prepayments, or for similar reasons.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: (Continued) Premium amortization is deducted from and discount accretion is added to interest income using the level yield method. The cost of securities sold is computed on the identified securities method.

Mortgage Banking Activities: Peoples sells certain fixed rate first mortgage loans on the secondary market. Loans held for sale are carried at the lower of cost or estimated fair value determined on an aggregate basis. At December 31, 1996 and 1995, the estimated fair value of loans held for sale exceeded their cost. Mortgage banking revenue includes gains/losses realized when such loans are sold and service fee revenue earned after the sale, offset by the amortization of capitalized loan servicing rights.

Effective January 1, 1996, the Company adopted Financial Accounting Standard No. 122 "Accounting for Mortgage Servicing Rights". The total cost of mortgage loans originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing based on their relative fair values at the date of origination (or date of sale). Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Interest Income on Loans: Interest income is accrued over the term of the loans based on the principal outstanding. Loans are placed on nonaccrual status when the collection of interest becomes doubtful. Loan fees, net of certain direct loan origination costs, are deferred and recognized as an element of interest income over the term of the loan using the level yield method.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: (Continued) Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Management evaluates all loans selected for specific review during their analysis of the allowance for loan losses for impairment. In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal evaluation procedures.

The carrying value of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are included in the provision for loan losses expense.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated on the straight-line and declining-balance methods over the estimated useful lives of the assets. Maintenance and repairs are expensed and major improvements are capitalized.

Other Real Estate: Other real estate acquired through foreclosure is carried at the lower of cost (fair value at foreclosure) or fair value less estimated selling costs. Expenses incurred in carrying other real estate are charged to operations as incurred.

Income Taxes: Deferred tax liabilities and assets are determined at each balance sheet date. They are measured by applying enacted tax laws to future amounts that will result from differences in the financial statement and tax basis of assets and liabilities. Recognition of deferred tax assets is limited by the establishment of a valuation reserve unless management concludes that they are more likely than not going to result in future tax benefits to the Company. Income tax expense represents the amount paid for current year income tax liabilities plus or minus the change in deferred taxes.

Pension Plan: Peoples maintains a defined benefit pension plan for all qualified employees. The benefits are based primarily on years of service and employees' pay near retirement. Peoples' funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Expense for employee compensation under stock option plans is based on Opinion 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 were used for stock-based compensation.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Statement of Cash Flows: For purposes of this statement, cash and cash equivalents include cash on hand, amounts due from banks, and daily federal funds sold. The Company reports net cash flows for customer loan and deposit transactions, and interest-bearing balances with banks.

Financial Statement Presentation: Certain items in the 1994 and 1995 financial statements have been reclassified to correspond with the 1996 presentation and terminology. These reclassifications did not affect shareholders' equity or net income.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)


NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities are as follows at the date indicated:

                                                                   December 31, 1996
                                       ------------------------------------------------------------------------
                                                               Gross               Gross
                                         Amortized          Unrealized          Unrealized             Fair
                                           Cost                Gains              Losses               Value
                                       -------------       -------------      --------------      -------------
Obligations of U.S. Government
  and its agencies                        $15,997               $ 26               $  (3)              $16,020
Obligations of states and
  political subdivisions                   32,215                535                (116)               32,634
Mortgage-backed investments:
    U.S. Government agencies               41,584                119                 (83)               41,620
    Other corporate entities                  737                  -                  (6)                  731
Debt securities issued by
  foreign governments                          75                  -                   -                    75
Corporate securities                        3,507                  2                   -                 3,509
                                          -------               ----               -----               -------

                                          $94,115               $682               $(208)              $94,589
                                          =======               ====               =====               =======


                                                                 December 31, 1995
                                       ------------------------------------------------------------------------
                                                               Gross               Gross
                                         Amortized          Unrealized          Unrealized             Fair
                                           Cost                Gains              Losses               Value
                                       -------------       -------------      --------------      -------------
Obligations of U.S. Government
  and its agencies                     $ 28,079                 $ 90                $ (89)          $ 28,080
Obligations of states and
  political subdivisions                 37,677                  693                 (197)            38,173
Mortgage-backed investments:
    U.S. Government agencies             35,740                   90                 (241)            35,589
    Other corporate entities              2,274                   21                   (6)             2,289
Debt securities issued by
  foreign governments                        75                    -                   (5)                70
Corporate securities                      3,507                   37                    -              3,544
                                       --------                 ----                -----           --------

                                       $107,352                 $931                $(538)          $107,745
                                       ========                 ====                =====           ========

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of available-for-sale securities at December 31, 1996 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized
                                                    Cost           Fair Value

Due in one year or less                           $10,713            $10,733
Due after one year through five years              25,154             25,416
Due after five years through ten years             11,854             12,011
Due after ten years                                 4,073              4,078
                                                  -------            -------
    Subtotal                                       51,794             52,238
Mortgage-backed investments                        42,321             42,351
                                                  -------            -------

                                                  $94,115            $94,589
                                                  =======            =======

The securities portfolio includes mortgage-backed investments which are collateralized by residential mortgage loans and are repaid as the underlying loans are repaid. The majority of the mortgage-backed investments consist of Collateralized Mortgage Obligations (CMOs) with projected average lives between 1 and 5 years and underlying mortgages which are guaranteed by U.S. Government agencies or government sponsored entities.

Sales of available-for-sale securities during 1996, 1995 and 1994 resulted in gross gains of $0, $130 and $261 and gross losses of $63, $246 and $0. During 1995 and 1994, held-to-maturity securities were called resulting in net gains of $4 and $10.

During December 1995, securities with an amortized cost of $81,807 and an unrealized gain of $358 were transferred from held-to-maturity to available-for-sale in accordance with the Financial Accounting Standards Board's Special Report on Implementation of FAS 115.

Securities with a carrying value of $26,193 and $26,944 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required or permitted by law.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 3 - LOANS

Loans excluding loans held for sale, are comprised of the following:

                                                 December 31,
                                           1996                 1995

Commercial                               $156,755            $ 97,914
Real estate                                75,247              72,852
Construction                               23,644              31,965
Consumer                                   75,187              66,132
Tax-exempt                                  2,120               2,230
                                         --------            --------

                                         $332,953            $271,093
                                         ========            ========

The Bank services mortgage loans sold to the Federal National Mortgage Association. These loans are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans at December 31, 1996 and 1995 was $104,084 and $95,049.

Following is an analysis of the activity for loan servicing rights and the related valuation allowance for 1996:

                     Balance at January 1                   $            -
                     Additions                                         193
                     Amortizations                                     (16)
                     Valuation allowance                                 -
                                                            --------------

                     Carrying value at December 31          $          177
                                                            ==============

On December 19, 1994, Peoples entered into an agreement to sell the servicing rights to loans with aggregate unpaid principal balances of approximately $34,000. The sale consummated during the first quarter of 1995 and resulted in a gain of $380.

Certain of the Company's directors were loan customers of Peoples. A schedule of the aggregate activity in these loans follows:

                  Balance as of January 1, 1996             $        1,835
                  New loans                                              -
                  Loan reductions                                     (175)
                                                            --------------

                  Balance as of December 31, 1996           $        1,660
                                                            ==============

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

                                                                          Year ended December 31,
                                                               1996                1995                1994

Beginning balance                                          $       3,290      $        2,704      $       2,513
Provision charged to operations                                    1,125                 536                528
Loans charged off                                                   (607)               (125)              (516)
Recoveries                                                            92                 175                179
                                                           -------------      --------------      -------------

Ending balance                                             $       3,900      $        3,290      $       2,704
                                                           =============      ==============      =============


Information regarding impaired loans is as follows:


                                                                          1996           1995
                                                                          ----           ----
Average investment in impaired loans during the year                     $1,068         $1,394
                                                                         ======         ======

Interest income recognized on impaired loans including
  interest income recognized on cash basis of $173 and $84               $  173         $   84
                                                                         ======         ======

Balance of impaired loans at year end                                    $  743         $1,343
Less portion for which no allowance for loan losses is allocated            159            233
                                                                         ------         ------

Portion for which an allowance for loan losses is allocated              $  584         $1,110
                                                                         ======         ======

Portion of allowance for loan losses allocated                           $  155         $  306
                                                                         ======         ======


Nonperforming loans, defined as those on nonaccrual status and those accruing, but past due greater than 90 days, at December 31, 1996 and 1995 were $283 and $1,283. The Company had $3 and $152 of loans on nonaccrual at December 31, 1996 and 1995 that management did not deem to be impaired under FAS 114.


NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment by major category follows:

                                                      December 31,
                                                 1996               1995

Land                                       $         1,103      $       1,103
Buildings and improvements                          10,991             10,993
Furniture and equipment                              7,410              7,590
                                           ---------------      -------------
    Total                                           19,504             19,686
Accumulated depreciation                           (11,581)           (10,942)
                                           ---------------      -------------

    Net premises and equipment             $         7,923      $       8,744
                                           ===============      =============

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 6 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits issued in denominations of $100 or greater totaled $13,606 and $15,520 at December 31, 1996 and 1995. Interest expense in 1996, 1995 and 1994 for interest-bearing deposits in denominations of $100 or greater totaled $965, $2,243 and $787, respectively.

At December 31, 1996, stated maturities of time deposits were:

                  1997                         $        53,954
                  1998                                  27,563
                  1999                                  23,180
                  2000                                   3,716
                  2001                                   3,021
                  Thereafter                               314
                                               ---------------

                                               $       111,748
                                               ===============


NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of retail repurchase agreements and federal funds purchased. Repurchase agreements, essentially, represent borrowings by Peoples from its customers and are accounted for as such. Peoples pledges certain of its securities as collateral for those borrowings but maintains control over all such securities. Repurchase agreements outstanding as of December 31, 1996 had maturities ranging from one day to 14 months. Federal funds purchased are generally acquired for one day periods and bear interest at market rates. The following presents information about short-term borrowings at the dates indicated:

                                                           December 31,
                                                       1996           1995

Balance of repurchase agreements at year end         $10,266        $16,056
Average balance during the year                       11,964         26,413
Weighted average interest rate during the year          4.69%          5.95%
Maximum month-end balance during the year             14,052         46,578

Balance of federal funds at year end                      --          4,000
Weighted average interest rate                            --           5.75%

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 8 - RETIREMENT PLANS

Peoples has a defined benefit pension plan which covers a majority of its employees.

The following sets forth the Plan's funded status and the amount recognized in the balance sheet at December 31, 1996 and 1995.

                                                           1996       1995
                                                         -------    -------

Accumulated benefit obligation (including
  vested benefits of $3,051 and $3,324)                  $ 3,272    $ 3,502
                                                         =======    =======

Plan assets at fair value (primarily listed stocks)      $ 5,110    $ 4,831
Projected benefit obligation for service
  rendered to date                                        (4,521)    (5,071)
Unrecognized (gain) loss                                    (422)       684
Unrecognized transition asset, amortized over 18 years      (463)      (530)
                                                         -------    -------

Accrued pension cost                                     $  (296)   $   (86)
                                                         =======    =======

Net pension expense for the year included the following:

                                         1996           1995           1994
                                        -----          -----          -----
Service cost for the year               $ 344          $ 293          $ 263
Interest cost on projected benefit
  obligation                              327            294            267
Actual return on plan assets             (731)          (922)           (17)
Net amortization and deferral             270            535           (394)
                                        -----          -----          -----

                                        $ 210          $ 200          $ 119
                                        =====          =====          =====


Significant assumptions made in computing pension liability and expense were as follows:

                                            1996          1995          1994
                                            ----          ----          ----

Weighted average discount rate              7.00%          6.50%         7.25%
Increase in future compensation             5.50           5.50          5.50
Long-term rate of return                    8.50           8.50          8.50

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 8 - RETIREMENT PLANS (Continued)

Peoples also maintains a voluntary 401(k) plan in which substantially all employees may participate. Peoples matches employees' contributions at the rate of 25 percent of each participant's contributions subject to certain limits. Peoples' total contributions under the plan were $46, $45 and $45 for 1996, 1995 and 1994.


NOTE 9 - INCOME TAX EXPENSE

Income tax expense consists of the following components for the years ended December 31:

                               1996            1995             1994
                             -------         -------          -------

Income tax/(benefit)
    Current                  $ 2,715         $ 1,641          $ 1,186
    Deferred                    (399)           (346)            (321)
                             -------         -------          -------

       Total                 $ 2,316         $ 1,295          $   865
                             =======         =======          =======

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 34% to income before income taxes:

                                                1996         1995         1994
                                              -------      -------      -------

Statutory rate applied to income before
  income taxes                                $ 2,625      $ 1,762      $ 1,275
Add/(deduct)
    Tax exempt interest income                   (646)        (729)        (721)
    Non-deductible interest                        68           77           62
    State tax expense (net of federal tax
      benefit)                                    450          306          211
    Affordable housing credit                    (190)        (140)          --
    Other                                           9           19           38
                                              -------      -------      -------

       Total income taxes                     $ 2,316      $ 1,295      $   865
                                              =======      =======      =======

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 9 - INCOME TAXES (Continued)

The net deferred tax asset at December 31, 1996 and 1995 is comprised of the following components:

                                                    1996         1995
                                                   -------      -------

Deferred tax assets from:
     Loan loss provisions                          $ 1,209      $   957
     Deferred compensation                             369          238
     Other                                              47           84
                                                   -------      -------
                                                     1,625        1,279

Deferred tax liabilities for:
     Depreciation                                      (67)         (94)
     Accretion                                         (10)         (36)
     Net unrealized gain on
          available-for-sale securities               (188)        (155)
     Other                                             (14)         (14)
                                                   -------      -------
                                                      (279)        (299)
                                                   -------      -------

                                                   $ 1,346      $   980
                                                   =======      =======


NOTE 10 - EARNINGS PER SHARE

Earnings per common share have been computed based upon the weighted average number of shares outstanding during the years presented adjusted for the effect of common stock equivalents, if dilutive. The stock options are considered common stock equivalents. The weighted average number of shares outstanding were 1,584,130 shares in 1996, 1,595,322 shares in 1995 and 1,682,021 shares in 1994.
The options were not dilutive.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Peoples is committed under various non-cancelable lease contracts for certain branch facilities which expire at various dates through the year 2005. Most of the leases contain renewal provisions at Peoples' option and contain no restrictive provisions of consequence.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Expense for leased premises was $489, $488 and $374 for 1996, 1995 and 1994. Minimum lease payments at December 31, 1996 for all non-cancelable leases are as follows:

               1997                                  $          377
               1998                                             338
               1999                                             340
               2000                                             204
               2001                                              97
               Thereafter                                       301
                                                     --------------

                  Total minimum lease payments       $        1,657
                                                     ==============

In the ordinary course of business, Peoples has loans, commitments, and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying consolidated balance sheets. Peoples' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. Peoples uses the same credit policy to make such commitments as it used for on-balance-sheet items. At December 31, 1996 and 1995 these financial instruments are summarized as follows:

                                                         1996        1995
                                                       -------     -------

Financial instruments whose contract
   amount represents credit risk:
     Unused commercial lines of credit                 $41,460     $44,968
     Unused home equity lines of credit                 50,147      33,612
     Standby letters of credit                           2,686       2,250
     Commitments to make loans                          12,253      21,079

The unused home equity and commercial lines of credit are predominantly variable rate agreements. Loan commitments are agreements to lend to a customer, provided they accept the terms and conditions offered by Peoples. These commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. At December 31, 1996, these commitments included $237 of fixed rate loan commitments at a weighted average rate of 8.92%. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 1996, Peoples was required to have $6,694 on deposit with the Federal Reserve or as cash on hand as reserve.

The Company is also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.


NOTE 12 - STOCK OPTION PLAN

During 1996, the Company established a nonqualified stock option plan and granted stock options to directors and key members of management. A total of 100,000 shares were made available for grant at a price equal to the market price of the stock at the date of grant. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. Generally, options granted to management have a ten year term and vest and become exercisable in three equal portions over a three or a six year term. Options granted to directors also have a ten year term but are exercisable six months after shareholder approval, which will be put to a vote at the 1997 shareholders meeting scheduled for April 17, 1997.

A summary of the Company's stock option activity, and related per share information for 1996 follows:

                                                                                 Weighted-           Weighted-
                                                                                  Average             Average
                                                                                 Exercise           Fair Value
                                                              Options              Price             of Grants

Outstanding beginning of year                                          -      $            -      $           -
Granted                                                           56,010               26.56               8.28
Exercised                                                              -                   -                  -
Forfeited                                                              -                   -                  -
                                                           -------------      --------------      -------------

Outstanding at end of year                                        56,010      $        26.56      $        8.28
                                                           =============      ==============      =============

Exercisable at end of year                                        22,796      $       25.51
                                                           =============      =============


Options outstanding at December 31, 1996 have a 8.95 year weighted average remaining life and exercise prices ranging from $24.88 to $30.25 per share.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)



NOTE 12 - STOCK OPTION PLAN (Continued)

Financial Accounting Standard No. 123, which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 1996.

                                                                1996

           Net income as reported                         $     5,409
           Pro forma net income                                 5,157

           Earnings per share as reported                 $      3.41
           Proforma earnings per share                           3.28

The fair value of options granted are estimated based upon assumptions about a stock's dividend yield, the expected time until exercise, the volatility of a company's stock price and the risk-free interest rate. Fair values are determined at the date of grant and estimates are not subsequently changed. The 1996 fair value estimates used the following weighted-average assumptions: risk-free interest rate of 6.74%; dividend yield of 2.62%; expected volatility of stock price of .22, and expected life of 9.67 years.


NOTE 13 - CAPITAL REQUIREMENTS

The Company and Peoples are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. These guidelines and the regulatory framework for prompt corrective action involve quantitative measures of capital, assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices as well as qualitative judgments by the regulators about components, risk weightings, and other factors.

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. Peoples must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. Peoples' deposit insurance assessment rate is based, in part, on these requirements. At December 31, 1996, Peoples' capital level results in it being designated as "well capitalized".

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)


NOTE 13 - CAPITAL REQUIREMENTS (Continued)

The Company's consolidated and Peoples' (bank only) capital amounts and ratios at December 31, 1996 are presented below:

                                                                                                To Be Well
                                                                                                Capitalized
                                                                For Capital                    Under Prompt
                                                                 Adequacy                    Corrective Action
                                 Actual                          Purposes                       Provisions
                          Amount        Ratio              Amount        Ratio              Amount        Ratio
Total capital
  (to Risk
  Weighted
  Assets)
    Consolidated         $    48,963    14.11%            $    27,763    8%               $    34,703      10%
    Peoples                   41,690    12.07%                 27,633    8%                    34,541      10%

Tier I Capital
  (to Risk
  Weighted
  Assets)
    Consolidated         $    45,063    12.99%            $    13,881    4%               $    20,822       6%
    Peoples                   37,790    10.94%                 13,816    4%                    20,725       6%

Tier 1 Capital
  (to Average
  Assets)
    Consolidated         $    45,063    9.62%             $    18,730    4%               $    23,412       5%
    Peoples                   37,790    8.14%                  18,563    4%                    23,204       5%

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and the fair value of the Company's financial instruments at December 31, 1996 and 1995. Items which are not financial instruments are not included.

                                                               1996                              1995
                                                               ----                              ----
                                                   Carrying            Fair           Carrying            Fair
                                                     Value             Value            Value             Value
Financial assets
    Cash and due from banks                       $  32,252         $  32,252         $  23,377         $  23,377
    Available-for-sale securities                    94,589            94,589           107,745           107,745
    Loans and loans held for sale (net)             329,474           331,878           270,360           272,642
Financial liabilities
    Deposits                                       (411,805)         (411,679)         (351,762)         (352,600)
    Short-term borrowings                           (10,266)          (10,266)          (20,056)          (20,056)
Off-balance sheet items                                  --                --                --                --


For purposes of these fair value disclosures, the following assumptions were used:

o The fair value for cash and cash equivalents is considered to approximate cost.
o The fair value for securities is based on quoted market values for the individual securities or for equivalent securities.
o The fair value for loans is based on estimates of the difference in interest rate that Peoples would charge the borrowers for similar such loans with similar maturities made at December 31, 1996 and 1995, applied for an estimated time period until the loan is assumed to reprice or be paid. The fair value of loans held for sale is estimated using quoted market prices for similar loans.
o The fair value for demand and savings deposits is based on their carrying value.
o The fair value for certificates of deposit is based on estimates of the rate that Peoples would pay on such deposits at December 31, 1996 and 1995, applied for the time period until maturity.
o The carrying amount of short-term borrowings is a reasonable estimate of their fair value.
o The carrying value (which is zero) of off-balance sheet items is considered to be a reasonable estimate of fair value as these instruments are generally variable rate and short-term in nature, with minimal fees charged.

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)





NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented  below  are  condensed   balance  sheets  and  the  related  condensed
statements of income and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS



                                                                    December 31,
                                                              1996                1995
ASSETS
    Cash on deposit                                       $       3,285      $         574
    Investment in Peoples                                        38,084             34,046
    Available-for-sale securities                                 3,994              6,794
    Other assets                                                    530                530
                                                          -------------      -------------

       Total assets                                       $      45,893      $      41,944
                                                          =============      =============

LIABILITIES                                               $         544      $         308

SHAREHOLDERS' EQUITY                                             45,349             41,636
                                                          -------------      -------------

       Total liabilities and shareholders' equity         $      45,893      $      41,944
                                                          =============      =============



                         CONDENSED STATEMENTS OF INCOME

                                                      Years ended December 31,
                                                  1996        1995        1994
Operating income
    Dividends from Peoples                      $ 1,186     $ 1,130     $ 1,127
    Other operating income                          292         290         335
                                                -------     -------     -------
       Total operating income                     1,478       1,420       1,462

Operating expenses                                   59          43          78
                                                -------     -------     -------

Income before income tax benefit and equity
  in undistributed income of Peoples              1,419       1,377       1,384

Income tax benefit/(expense)                        (20)         (1)         17
                                                -------     -------     -------

Income before equity in undistributed
  income of Peoples                               1,399       1,376       1,401

Equity in undistributed income of Peoples         4,010       2,510       1,484
                                                -------     -------     -------
Net income                                      $ 5,409     $ 3,886     $ 2,885
                                                =======     =======     =======

                            PEOPLES BANK CORPORATION
                                 OF INDIANAPOLIS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)




NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                       1996        1995        1994
Cash flows from operating activities
    Net income                                     $  5,409    $  3,886    $  2,885
    Adjustments to reconcile net income to net
      cash from operating activities:
       Equity in undistributed income of Peoples     (4,010)     (2,510)     (1,484)
       Net loss on securities                            --           8          --
       Net amortization on securities                    83         121         110
       Change in other assets                           (13)        (45)       (162)
       Change in other liabilities                      236          31          86
                                                   --------    --------    --------
          Net cash from operating activities          1,705       1,491       1,435

Cash flows from investing activities
    Purchase of available-for-sale securities            --          --     (11,225)
    Sales and maturities of available-for-sale
      securities                                      2,750       2,145       2,100
    Investment in Peoples                                --      (1,000)         --
                                                   --------    --------    --------
       Net cash from investing activities             2,750       1,145      (9,125)

Cash flows from financing activities
    Dividends paid                                   (1,185)     (1,113)     (1,115)
    Redemption of nonvoting shares                     (559)       (835)     (2,084)
    Sale of common shares                                --          --      10,558
                                                   --------    --------    --------
       Net cash from financing activities            (1,744)     (1,948)      7,359
                                                   --------    --------    --------

Net change in cash                                    2,711         688        (331)

Cash at beginning of year                               574        (114)        217
                                                   --------    --------    --------

Cash at end of year                                $  3,285    $    574    $   (114)
                                                   ========    ========    ========



NOTE 16 - PENDING ACCOUNTING CHANGE

Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Management does not expect adoption of this Standard to have a significant effect on the Company's financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not Applicable.

                                                     PART III

Item 10.     Directors and Executive Officers of the Registrant

    The directors and executive officers of the Company, their respective ages at March 1, 1996 and their respective positions with the Company and Peoples are listed below:

Name                           Age    Position*
Felix T. McWhirter             80     Chairman of the Board of the Company and
                                          Peoples
Mac McWhirter                  46     Director, President and Chief Executive
                                          Officer of the Company and Peoples
Charles R. Farber              47     Director, Executive Vice President of
                                          the Company and Peoples
Gerald R. Francis              53     Director, Executive Vice President of
                                          the Company and Peoples
Elbert L. Bradshaw             69     Director
Robert B. Hirschman, D.D.S.    62     Director
David W. Knall                 52     Director
Mary Ellen Rodgers             44     Director
Henry C. Ryder                 69     Director
Stephen R. West                65     Director
Robert R. Connors              47     Secretary and Treasurer of the Company,
                                          Senior Vice President, Director of
                                          Operations & Cashier of Peoples
Charles R. Hageboeck           34     Senior Vice President and CFO,
                                          Director of Finance of Peoples
Elliott R. Lese                63     Senior Vice President, Director of Loan
                                          Administration of Peoples
Craig G. Stilwell              41     Senior Vice President, Director of Sales
                                          & Marketing of Peoples
Terry L. Young                 50     Senior Vice President, Senior Trust
                                          Officer of Peoples

         Mr. Felix T. McWhirter has been Chairman of the Board of the Company since its formation and Chairman of the Board of Peoples since 1972. In 1984 he retired as President of Peoples after serving in that capacity for 25 years. He has served Peoples in various capacities since 1938. Felix T. McWhirter is Mac McWhirter's father.

         Mr. Mac McWhirter has been President of the Company since its formation in 1986 and President and Chief Executive Officer of Peoples since 1984. He has served Peoples in various capacities since 1969, including the position of Executive Vice President from 1976 to 1984. Mr. McWhirter is also Chairman of Peoples Building Corporation. In addition to serving on the Board of Directors of Peoples and the Company, Mr. McWhirter serves on all committees of the Board, except the Board Related Affairs Committee, described below. He is Chairman of the Investment Committee. Mr. McWhirter serves as a director of the United Way of Central Indiana, the Salvation Army, St. Vincent Hospital Foundation, Crossroads Rehabilitation Center, the Kiwanis Club of Indianapolis Foundation and the Greater Indianapolis Progress Committee. Mr. McWhirter is Past President of the Kiwanis Club of Indianapolis, Past Treasurer of the United Way of Central Indiana and Past Director and Treasurer of the Community Bankers Association of Indiana. Mr. McWhirter is currently a member of the Indiana Bankers Association Governmental Relations Committee, and the Young Presidents Organization. Mac McWhirter is Felix T. McWhirter's son.

         Mr. Farber joined Peoples in 1972 and headed its commercial loan department from 1977 to 1984. Since May, 1984, he has been Peoples' Executive Vice President. He also serves as Executive Vice President of the Company and Peoples Building Corporation. Mr. Farber is a member of the Board of Directors of Peoples, the Company and President of Peoples Building Corporation and serves on the Loan Committee, the Asset/Liability Management Committee and the Compliance Council. Mr. Farber is currently the President of the Indianapolis Athletic Club.

         Mr. Francis joined the Company in February of 1996 as an Executive Vice-President. He is directly responsible for all aspects of retail banking at Peoples, including the branch system, mortgage banking, marketing, and operations. Prior to joining the Company, Mr. Francis was employed by Bank One, Cincinnati N.A., where he was the Chairman of the Board and Chief Executive Officer between 1992 and 1995. Between 1989 and 1992, Mr. Francis served as Regional President for Bank One Ohio Corporation. Between 1982 and

1989, Mr. Francis was President of Metropolitan Bank in Lima, Ohio. Before joining Metropolitan Bank, Mr. Francis was Senior Vice President and Senior Loan Officer with the First National Bank of Dayton, Ohio, having joined the bank in 1971.

         Mr.  Bradshaw,   now  semi-retired,   owns  and  operates  E.  Bradshaw
Enterprises, Inc., a consulting firm serving primarily small businesses. He has been a member of the Board of Directors since 1967.

         Dr. Hirschman has served on the Board of Directors since 1967. In 1991, he retired from a thirty-year practice as an orthodontist in the Indianapolis area.

         Mr. Knall is a Managing Director of McDonald & Company Securities, Inc., a position he has held since 1983. Mr. Knall first joined McDonald & Company Securities, Inc. in 1969, and he became the manager of that firm's Indianapolis office in 1976. He joined the Board of Directors of the Company in 1991.

         Ms. Rodgers has served as Senior Vice President, Chief Financial Officer and Secretary of American Home Patient, a diversified home health care company based in Brentwood, Tennessee, since April, 1996. Prior to 1996, Ms. Rodgers worked as a self-employed consultant, after having retired in 1995 from Eli Lilly & Co. Ms. Rodgers had served as Controller for Management Information Services for Eli Lilly & Co. and its affiliates in various other capacities since 1981. She had been Controller of Lilly Research Laboratories, Assistant Treasurer of Eli Lilly and Company, and Treasurer of Lilly International Corporation. She joined the Board of Directors in 1991 and currently chairs the Asset/Liability Management Committee and the Investment Policy Committee of Peoples.

         Mr. Ryder joined the Board of Directors in 1986 and currently chairs the Compliance Council Committee and the Pension and Retirement Committee. He founded the firm of Roberts & Ryder in 1960, and came to the law firm of Barnes & Thornburg as a partner in 1987 as a result of the merger of the two firms. Since January 1, 1996, Mr. Ryder has been of counsel at Barnes & Thornburg. Mr. Ryder is involved in numerous professional, civic, philanthropic, and social organizations throughout Indiana.

         Mr. West has been on the Company's and Peoples' Board of Directors since 1984 and currently chairs the Peoples' Examination and Audit Committee. During the past five years, Mr. West has served as the President and Treasurer of West Baking, Inc., Indianapolis, Indiana. Between 1988 and 1990, Mr. West served as Senior Vice President and Treasurer of Dunes Transport, Inc., Indianapolis, Indiana. In addition, from 1988 to 1995, Mr. West served as the Vice President of the Indianapolis City-County Council. Since January, 1996, Mr. West has served as an appointed trustee of Indiana Health and Hospital Corporation of Marion County, Indiana.

         Mr. Connors has served as Senior Vice President and Director of Operations since he came to Peoples in 1984. He has 26 years of banking experience which includes 13 years with the Federal Reserve. His last position with the Federal Reserve was that of Regional Manager for the Indianapolis office. Mr. Connors is Secretary/Treasurer for Peoples Bank Corporation and is Chairman of the Research and Development Committee and the Technology
Maximization Group. Mr. Connors is currently on the Strategic Direction Committee of the Comprehensive Banking System Users Group, a computer software users group which consists of over 100 financial institutions around the country.

         Mr. Charles R. Hageboeck joined the Company in August of 1995 as Chief Financial Officer and Director of Finance. He also serves as Secretary to the Board of Directors for Peoples. From January, 1992 to August, 1995, Mr. Hageboeck was the Chairman of the Asset/Liability Committee for NBD Bank, N.A. in Indiana, as well as manager of that bank's funding and ALCO departments. Mr. Hageboeck also serves the Company on the Asset/Liability Management Committee, Investment Committee, Product and Pricing Committee, Audit Committee, and the Board of Directors of Peoples Building Corporation. Mr. Hageboeck holds a Ph.D. in Economics at Indiana University.

         Mr. Lese came to Peoples from Marquette National Bank in Chicago, Illinois, where he served as a Senior Vice President from 1985 to 1989. Since December, 1989, Mr. Lese has served as Senior Vice President in charge of Loan Administration for Peoples. Mr. Lese has over 30 years of banking experience including the areas of loan administration, executive management, finance, operations and planning. Mr. Lese serves on the Loan Committee, the Investment Committee, the Asset and Liability Management Committee and the ORE Committee. Mr. Lese has served as the Vice President of the Notre Dame Club of Indianapolis and is a member of the Indiana CPA Society and the Rotary Club of Indianapolis.

         Mr. Stilwell has been Senior Vice President, Director of Marketing for Peoples since 1988. He first came to Peoples in September, 1978. During his 16 years with Peoples, Mr. Stilwell has been the Assistant Cashier, a branch manager and the Director of Marketing, a position he has held since 1984. Mr. Stilwell currently serves as Chairman of the Product and Pricing Committee and the CRA Committee and as Secretary of the Compliance Council. He also serves on the Research and Development Committee and the Asset/Liability Management Committee. Mr. Stilwell is a member of the Indiana Chapter of the Bank Marketing Association and is a board member of the Community Bankers Association Insurance Agency.

         Mr. Young joined Peoples in 1980 and has had more than 20 years of banking experience, primarily in the areas of lending and trust. He currently serves on the Trust Committee. Mr. Young is the past Chairman of the Indiana Bankers Association Trust Committee and Past President of the Central Indiana Corporate Fiduciaries Association.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers and beneficial owners of more than 10% of the Company's equity securities to file with the SEC certain reports regarding the ownership of the Company's securities or any changes in such ownership. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to
Section 16(a) of the 1934 Act were complied with.


Item 11.     Executive Compensation.

         The following table sets forth, for the years ended December 31, 1994, 1995, and 1996, information with respect to William E. McWhirter, the Chief Executive Officer, and Charles R. Farber and Gerald R. Francis, the only other executive officers of the Company whose aggregate compensation and bonus from Peoples exceeded $100,000:


                                                                           Annual Compensation
                                     -----------------------------------------------------------------------------------------------
Name and                                                                                     Long-Term
Principal Position                                                                          Compensation
                                                                                       Securities Underlying          All Other
                                         Year         Salary(1)        Bonus(2)          Option Awards (#)         Compensation(5)
Mac McWhirter.......................      1996         $186,673         $17,425              16,130(3)                  $500
President and                             1995         178,680            5,425                 ---                      500
Chief Executive Officer                   1994         175,185                0                 ---                      500

Charles R. Farber...................      1996         $113,779         $13,729              10,000(4)                  $500
Executive Vice President                  1995         112,680            3,379                 ---                      500
                                          1994         110,830                0                 ---                      500

Gerald Francis......................      1996         $101,077         $13,856              10,000(4)                 $3,700
Executive Vice President

--------------------
(1) Salary figures shown above include directors' fees of $4,000 for each of Mr. McWhirter and Mr. Farber and $2,000 for Mr. Francis, and amounts deferred at the election of the respective officers pursuant to Peoples' Deferred Compensation Plan, more fully described below, for the year in which earned. For fiscal year 1996, Mr. McWhirter deferred none of his director's fees and $15,000 of his regular salary, and Mr. Farber deferred none of his directors fees and $7,000 of his regular salary.

(2) Bonuses are based on discretionary guidelines established by the Board Related Affairs Committee and are contingent upon, among other things, individual performance reviews and the attainment of strategic financial goals. The bonus figures shown were awarded for performance in the fiscal year shown and paid in the subsequent fiscal year pursuant to the Board and Senior Management Profit Sharing Plan.

(3) Mr. McWhirter's incentive stock option for 3,654 shares and his non-qualified stock option for 12,476 shares were granted in March 1996 and became exercisable in September 1996.

(4) The incentive stock options held by each of Mr. Farber and Mr. Francis were granted in January 1996. They become exercisable in three installments. The first installment for 3,333 shares became exercisable on December 1, 1996. The remaining installments for 3,333 and 3,334 shares become exercisable on December 1, 1997 and January 1, 1998, respectively.

(5) 401(k) matching contributions for Mr. McWhirter and Mr. Farber. Other compensation for Mr. Francis also included temporary housing expenses paid by the Company.

           Stock Option Grants in Fiscal Year Ended December 31, 1996

                                        Individual Grants
                                                 % of Total
                            Securities Un      Options Granted     Exercise or
                           derlying Options    to Employees in      Base Price      Expiration
          Name               Granted (#)      Fiscal Year 1996        ($/Sh)            Date        5%($)(1)          10%($)(4)
          ----               -----------      ----------------        ------           -----        --------          ---------
Mac McWhirter                   3,654(1)            6.87%              27.3625    03/01/01          $62,879.04      $150,342.23
                               12,476(2)           23.45%               24.875    03/22/06         $195,173.14      $494,589.65
Charles R. Farber              10,000(3)           18.79%               24.875    03/22/06         $156,438.88      $396,432.88
Gerald Francis                 10,000(3)           18.79%                26.50    01/24/06         $166,658.50      $422,330.50

--------------------
(1) Include incentive stock option shares granted in March 1996 which became exercisable in September 1996.

(2) Includes non-qualified stock option shares granted in March 1996 which become exercisable in September 1996.

(3) The incentive stock options held by each of Mr. Farber and Mr. Francis were granted in January 1996. They become exercisable in three installments. The first installment for 3,333 shares became exercisable on December 1, 1996. The remaining installments for 3,333 and 3,334 shares become exercisable on December 1, 1997 and January 1, 1998, respectively.

(4) These gains are based upon assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon the future performance of the Nonvoting Common Shares and overall stock market conditions. There can be no assurance that the amounts reflected on this table will be achieved.

         The following table sets forth certain information regarding the total number of stock options held by each of the Named Executive Officers, and the aggregate value of such stock options, as of March 31, 1996. None of such stock options had been exercised as of such date.

       Aggregated Option Exercises in Fiscal Year Ended December 31, 1996
                        and Fiscal Year-End Option Values


                                                                 Number of Securities
                                 Shares                               Underlying           Value of In-the-Money
                               Acquired on     Value Realized   Unexercised Options at     Unexercised Options at
           Name               Exercise (#)           ($)            Fiscal Year-End        Fiscal Year-End ($)(3)
           ----               ------------           ---            ---------------        ----------------------
Mac McWhirter                      ---               ---               16,130(1)                $168,340.67
Charles R. Farber                  ---               ---               10,000(2)                $109,950.00
Gerald Francis                     ---               ---               10,000(2)                $ 93,750.00

--------------------
(1) Mr. McWhirter's incentive stock option for 3,654 shares and his non-qualified stock option for 12,476 shares were granted in March 1996 and became exercisable in September 1996.

(2) The incentive stock options held by each of Mr. Farber and Mr. Francis were granted in January 1996. They become exercisable in three installments. The first installment for 3,333 shares became exercisable on December 1, 1996. The remaining installments for 3,333 and 3,334 shares become exercisable on December 1, 1997 and January 1, 1998, respectively.

(3) Based on the fair market value for the Nonvoting Common Shares on the last business day of the fiscal year ended December 31, 1996, which was $35.875 per share.


         Stock Option Plan. The Company's Board of Directors has adopted the Peoples Bank Corporation of Indianapolis Stock Option Plan (the "Plan") effective January 1, 1996. The Plan was approved by the shareholders of the Company at the annual meeting in April, 1996. The purpose of the Plan is to provide to officers and other key employees of the Company and Peoples a favorable opportunity to acquire Nonvoting Common Shares, thereby providing them with an increased incentive to work for the success of the Company and Peoples and better enabling each such entity to attract and retain capable executive personnel.

         The Plan authorizes the granting of both incentive stock options and non-qualified stock options to officers and other key employees of the Company and its subsidiaries by a committee of disinterested directors, which is currently the Board Related Affairs Committee ("BRAC"). Stock options granted under the Plan will be exercisable at such times (not after ten years and one day from the date of grant) and at such exercise prices (not less than 85% of the fair market value per share of the Nonvoting Common Shares at date of grant) as the BRAC determines and will, except in limited circumstances, terminate if the grantee's employment terminates prior to exercise. A total of 100,000 Nonvoting Common Shares have been reserved for issuance under the Plan, of which options for 53,210 Nonvoting Common Shares have been granted to officers and key employees to date.

         During 1996, the BRAC granted an aggregate of 53,210 options to purchase Nonvoting Common Shares to members of the senior management team, with expiration dates ranging from March 21, 2001 through June 11, 2006, and at exercise prices ranging from $24.88 to $28.04 per share. William E. McWhirter was granted options for 16,130 shares, consisting of 3,654 shares subject to an incentive stock option and 12,476 shares subject to a non-qualified stock option. Charles R. Farber and Gerald R. Francis were each awarded incentive stock options for 10,000 shares. Mr. McWhirter's options became exercisable in September, 1996. The options held by each of Mr. Farber and Mr. Francis become exercisable in three installments of 3,333 shares each on December 1, 1996 and December 1, 1997, and 3,334 shares on January 1, 1998. Such grants were made to provide significant incentives for future performance and to align the executive's interest with those of the shareholders and, in the case of Mr. McWhirter and Mr. Farber, as a reward for prior performance. Other senior officers received options totaling 17,080, collectively, all of which are incentive stock options. Such options generally become exercisable in installments over a period of years ranging from 1998 to 2002.

         Consulting Agreement. Felix T. McWhirter entered into a consulting agreement with Peoples on January 15, 1987 for a ten- year term to allow him to serve as a consultant upon the termination of his full-time active employment on that date. Mr. Felix T. McWhirter's obligations with Peoples were completed as of January 15, 1997. The terms of his consulting agreement called for payments during the remainder of his life. Mr. McWhirter currently receives $8,122 monthly, subject to the following adjustments: (i) a ten percent reduction every five years, and (ii) an annual adjustment to reflect cost-of-living increases. In the event of his death, Mr. McWhirter's surviving spouse is entitled to the payments for the remainder of her life.

         Compensation of Directors. All directors of the Company receive a retainer fee of $4,000 per year. Additionally, outside directors receive a fee of $420 per board or committee meeting. Board members are also eligible to receive bonuses pursuant to the Board and Senior Management Profit Sharing Plan, further discussed below.

         Directors Stock Option Plan. The Company's Board of Directors has adopted the Peoples Bank Corporation of Indianapolis 1996 Directors Stock Option Plan (the "Directors Plan") effective June 20, 1996. The Directors Plan is subject to shareholder approval, which is expected to be obtained at the annual meeting of shareholders to be held in April, 1997. The purpose of the Directors Plan is to provide directors of the Company who are not employed by the Company ("Outside Directors") a favorable opportunity to acquire Nonvoting Common Shares, thereby better enabling the Company to attract and retain capable Outside Directors.

         The Directors Plan provides for the granting of non-qualified stock options to Outside Directors. A total of 50,000 Nonvoting Common Shares have been reserved for issuance under the Directors Plan, of which options for 2,800 Nonvoting Common Shares have been granted to seven Outside Directors to date. Stock options granted under the Plan are exercisable for a period beginning on the date of grant and ending on the day immediately following the tenth year anniversary of the date of grant, and at an exercise price equal to the fair market value per share of the Nonvoting Common Shares on the date of grant. On the date the Directors Plan was adopted, each Outside Director was granted an option for 400 shares with an exercise price of $30.25. If the Directors Plan is approved by the shareholders, such options will become exercisable on October 17, 1997. The Directors Plan further provides that, on April 1, 1997 and on each April 1 thereafter while there are still shares reserved under the Directors Plan for which options have not been granted, the Company will grant to each Outside Director who is serving as a director of the Company on such grant date a non-qualified option to purchase a number of Nonvoting Common Shares pursuant to a formula based on directors' fees. is subject to shareholder approval.

         Deferred Compensation Plan. Pursuant to Peoples' Deferred Compensation Plan, selected employees are given the opportunity to defer irrevocably the receipt of income in anticipation of future monthly benefits, payable either to the employee upon retirement at age 65 or to the employee's survivor in the event of the employee's death prior to the normal retirement date. The benefits payable under the plan are to be paid from Peoples' general assets. Peoples maintains insurance policies on the lives of Mac McWhirter, Charles R. Farber and all other plan participants to provide for eventual payment of their deferred benefits. Peoples is the sole owner and beneficiary of these policies. Peoples has the right to amend or terminate the plan at any time.

         Profit Sharing Plan. Peoples has adopted the Board and Senior Management Profit Sharing Plan. Pursuant to the plan, members of senior management and the Board of Directors are eligible to receive discretionary bonuses based on, among other factors, profits achieved by Peoples in excess of those budgeted for a given fiscal year. The schedule serves only as a discretionary guideline and does not represent a contractual obligation.

         401(k) Plan. Employees who have attained age 21 are entitled to participate in the 401(k) Profit Sharing Plan. Under the plan, commencing in 1993 Peoples makes a matching contribution on behalf of each participating employee up to $500 based on 25% of the employee's deferred amount. Vested portions of the benefits under the 401(k) Plan are payable upon the employee's retirement, death, disability or other termination of employment. In late 1995, Peoples amended the 401(k) Plan to permit participants to direct the investment of their plan account balances in Nonvoting Common Shares.

         Pension Plan. The "Peoples Bank & Trust Company Employees' Pension Plan" is a tax-qualified defined benefit pension plan. People's employees are eligible to participate in the plan once they have completed one year of service and are 21 years of age. Continued eligibility requires completion of 1,000 hours of service in a calendar year. Participants are not required or permitted to make contributions under the plan. An employee's pension benefits are 100% vested after five years of service.

         The plan provides for monthly retirement benefits determined on the basis of the employee's highest five-year average salary and years of service. Early retirement, disability and death benefits are also payable under the plan. The estimated base annual retirement benefits presented on a straight-line annuity basis payable at normal retirement age (65) under the plan to a person in specified remuneration and years of service classifications are as follows:

                                                                   Years of Service
                            ----------------------------------------------------------------------------------------------
                                    10                 20                 30                 40                 50
                                    --                 --                 --                 --                 --
       Remuneration
$   100,000................           $ 20,000           $ 40,000           $ 60,000           $ 80,000           $100,000
    120,000................             24,000             48,000             72,000             96,000            120,000
    140,000................             28,000             56,000             84,000            112,000            140,000
    160,000................             32,000             64,000             96,000            128,000            160,000
    180,000................             36,000             72,000            108,000            144,000            180,000
    200,000................             40,000             80,000            120,000            160,000            200,000

         Annual compensation of Mr. McWhirter, Mr. Farber, and Mr. Francis covered by the Pension Plan is the same as their salary compensation illustrated in the Annual Compensation Table (excluding directors fees). Benefits are payable as a monthly life annuity and are not subject to deduction for Social Security or other offset. The years of service credited to Mr. McWhirter, Mr. Farber, and Mr. Francis, under the Pension Plan as of December 31, 1996 were 23.50, 24.33, and .92 respectively. Peoples has adopted a Supplemental Executive Retirement Plan ("SERP") which supplements the amount of benefits otherwise available to Mr. McWhirter, Mr. Farber, and Mr. Francis under the Pension Plan upon their retirement. Annual SERP benefits equal 2% of pay per year subject to the maximum of 75% of the executive's average annual compensation in the three highest years with Peoples, less the executive's annual benefit payable (i) on a single life basis under the Pension Plan and (ii) under Social Security. Only Mac McWhirter, Mr. Farber, and Mr. Francis are SERP participants at this time, but additional key executives may be added by the Board of Directors.

         Compensation Committee Interlocks and Insider Participation. The Board Related Affairs Committee of the Board of Directors served as the board's compensation committee during fiscal 1996. There are no interlocks between the Company's or Peoples' boards of directors or compensation committee on the one hand and those of any other company on the other hand.


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Shares by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Shares
(ii) each director and executive officer named in the executive compensation table, and (iii) all executive officers and directors of the Company as a group as of March 10, 1997. Except as otherwise indicated, based on information furnished by such owners, the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

                                         Voting Common Shares               Nonvoting Common
Name and Address                         Beneficially Owned                 Shares Beneficially Owned
of Beneficial Owner                      and Percentage or Class            and Percentage or Class
-------------------                      -----------------------            -----------------------
Elbert L. Bradshaw                           1,400                               1,500
13843 Driftwood Drive                          1.0%                                0.1%
Carmel, Indiana 46033

Charles R. Farber                              536     (1)                       4,394    (1)(8)
130 E. Market Street                           0.4%                                0.3%
Indianapolis, Indiana 46204

Gerald R. Francis                                                                5,603    (9)
130 East Market Street                                                            0.4%
Indianapolis, Indiana 46204

Robert B. Hirschman, D.D.S.                  1,400                               2,000
5104 Plantation Drive                          1.0%                                0.1%
Indianapolis, Indiana 46250

Estate of Margaret Rose Zapf King           10,396     (11)                        ---    (11)
8890 Pickwick Drive                            7.4%
Indianapolis, Indiana 46260

David W. Knall                                 ---                              16,740
One American Square                                                               1.2%
Suite 2615
Indianapolis, Indiana 46282

Luella M. Martin                            12,404     (3)                      60,197    (3)
3738 Bay Road. South Drive                     8.9%                                4.2%
Indianapolis, Indiana 46240

William E. McWhirter                        82,616     (4)                      18,850    (4)
130 E. Market Street                          59.0%                                1.3%
Indianapolis, Indiana 46204

Felix T. McWhirter                             ---                             284,380    (5)
130 E. Market Street                                                             19.9%
Indianapolis, Indiana 46204

Mary Ellen Rodgers                             ---                                 400    (1)
10639 Windjammer Circle                                                                   (2)
Indianapolis, Indiana 46236

Evans McWhirter Rust                        13,220     (6)                     169,164    (6)
6917-B East Osborn                             9.4%                               11.8%
Scottsdale, Arizona 85251

Henry C. Ryder                                 ---                               5,800    (7)
11 South Meridian Street                                                           0.4%
Indianapolis, Indiana 46204

Stephen R. West                                ---                               6,904
4120 North Illinois Street                                                         0.5%
Indianapolis, Indiana 46208

All Directors and Executive                 99,572                             150,146
Officers, as a group (15 persons)             71.1%                               10.5%

--------------------
(footnotes on next page)

--------------------
(1)      Held jointly with spouse.

(2)      Less than 0.1%.

(3) Includes forty (40) Voting Common Shares held in trust by Luella M. Martin as trustee. Of the Nonvoting Common Shares, 44,564 shares are held in trust by Luella M. Martin as trustee and additional 11,085 shares are registered in the name of Wesley P. Martin, husband of Luella M. Martin.

(4) Of the Voting Common Shares, 696 shares are held by Susan McWhirter, wife of William E. McWhirter. Of the Nonvoting Common Shares, 1,936 are held by Susan McWhirter, and 784 shares are held by William E. McWhirter. Also includes 3,654 Shares subject to an incentive stock option and 12,476 Shares subject to a non-qualified stock option granted under the Company's Stock Option Plan, which options are currently exercisable in accordance with their terms.

(5) Includes 182,000 shares held by Peoples as trustee of the Felix M. McWhirter Trust for Children and Grandchildren. Pursuant to such trust, Felix T. McWhirter holds voting power and shares with Peoples dispositive power with respect to the shares. Also includes 55,912 shares held by Margaret J. McWhirter, Mr. McWhirter's spouse.

(6) All Voting Common Shares and 128,564 Nonvoting Common Shares are held in trust by Evans McWhirter Rust as trustee. Also includes 40,600
         Shares held by Peoples as trustee as to which Mr. Rust disclaims beneficial ownership.

(7) Includes 5,400 shares held by Society National Bank as trustee of Mr. Ryder's 401 (k) Plan.

(8) Includes 661 Shares (rounded to the nearest whole share) held in Peoples' 401(k) Profit Sharing Plan. Also includes 3,333 Shares subject to an incentive stock option granted under the Company's Stock Option Plan, the first installment of which became exercisable on December 1, 1996.

(9) Includes 2,270 Shares held in Mr. Francis' IRA and 3,333 Shares subject to an incentive stock option granted under the Company's Stock Option Plan, the first installment of which became exercisable on December 1, 1996.

(10)     Held in Robert B. Hirschman D.D.S. Retirement Plan.

(11) Ms. King passed away in January, 1997 and her estate has not been closed. The share amounts indicated are based on information provided by the Personal Representative of Ms. King's estate



Item 13.    Certain Relationships and Related Transactions.

         From time to time Peoples makes loans to its directors and significant shareholders. At December 31, 1996, such loans and extensions of credit amounted to approximately $1,660,000. Such loans and all similar loans or advances outstanding during any of the three prior years, were made (i) in the ordinary course of business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features. Peoples does not generally make any loans to executive officers.

         David W. Knall, one of the Company's directors, is a Managing Director of McDonald & Company Securities, Inc., one of the underwriters in the Company's initial public offering. From time to time, the Company and Peoples utilize investment advisory and brokerage services provided by McDonald & Company Securities, Inc.

         Henry C. Ryder, one of the Company's directors, is a partner in the law firm of Barnes & Thornburg. Such firm provides legal services to the Company and Peoples on a regular basis.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

         Financial Statements -- Included Under Item 8:

         Report of Crowe, Chizek and Company LLP, Independent Auditors

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

(b)      Reports on Form 8-K

         Registrant filed no reports on Form 8-K during the quarter ending December 31, 1996.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 38.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    PEOPLES BANK CORPORATION OF INDIANAPOLIS


                                    By:   /s/ William E. McWhirter
                                          ------------------------------------
                                          William E. McWhirter
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                             Title                      Date
     ----------------------------          ----------------        -----------
(1)  Principal Executive Officer:

     By: /s/ William E. McWhirter          President, Chief      )
     William E. McWhirter                  Executive Officer     )
                                                                 )
(2)  Principal Financial/                                        )
      Accounting Officer:                                        )
                                                                 )
     By: /s/ Charles R. Hageboeck          Senior Vice President.)
         ------------------------                                )
     Charles R. Hageboeck                     Director of Finance)
                                                                 )
(3)  A Majority of the                                           )
       Board of Directors:                                       )
                                                                 )
     /s/ Felix T. McWhirter                Director              )
         ------------------------                                )
     Felix T. McWhirter                                          )
                                                                 )
     /s/ Elbert L. Bradshaw                Director              )
         ------------------------                                )
     Elbert L. Bradshaw                                          )
                                                                 )
     /s/ Charles R. Farber                 Director              )
         ------------------------                                )
     Charles R. Farber                                           )March 31, 1997
                                                                 )
     /s/ Robert B. Hirschman               Director              )
         ------------------------                                )
     Robert B. Hirschman                                         )
                                                                 )
     /s/ David W. Knall                    Director              )
         ------------------------                                )
     David W. Knall                                              )
                                                                 )
     /s/ William E. McWhirter              Director              )
         ------------------------                                )
     William E. McWhirter                                        )
                                                                 )
     /s/ Mary Ellen Rodgers                Director              )
         ------------------------                                )
     Mary Ellen Rodgers                                          )
                                                                 )
     /s/ Henry C. Ryder                    Director              )
         ------------------------                                )
     Henry C. Ryder                                              )
                                                                 )
     /s/ Stephen R. West                   Director              )
         ------------------------                                )
     Stephen R. West                                             )

                                  EXHIBIT INDEX

Exhibit No.                         Description                         Page

3.1      Registrant's Articles of Incorporation, as amended                *

3.2      Registrant's Code of By-Laws, as amended                          *

3.3      Form of Share Certificate                                         *

4.1      Articles  V, VI, and VII and  Sections 1, 2, and 4 of Article     *
         IX  of the Registrant's  Articles of Incorporation respecting the terms of Common Shares,  are incorporated by reference to the Registrant's  Articles of Incorporation  filed as Exhibit
         3.1

4.2      Articles  I and  VII  of the  Registrant's  Code  of  By-Laws     *
         respecting the terms   of Common Shares,  are incorporated by
         reference  to the  Registrant's  Code  of  By-Laws  filed  as
         Exhibit 3.2

10.1     Lease  Agreement  by and between  Park 100 Joint  Venture and     *
         Peoples   Bank & Trust  Company  dated  November 17, 1989, as
         amended

10.2     Property   Management   Agreement  between  Peoples  Building     *
         Corporation   and F.C. Tucker  Company,  Inc. dated September
         30, 1986

10.3     Consulting  Agreement between F.T. McWhirter and Peoples Bank     *
         &   Trust Company dated January 15, 1987

10.4(a)  Peoples Bank & Trust Company Executives Deferred Compensation     *
         Plan

10.4(b)  Peoples Bank & Trust Company Directors Deferred Fees Plan         *

10.5     First Amendment to Complete Restatement of the Peoples Bank &     *
         Trust Company Unfunded  Supplemental  Retirement Plan for a
         Select Group of Management Employees

10.6     Peoples  Bank & Trust  Company  Board and  Senior  Management     *
         Profit Sharing Plan

10.7     Peoples Bank Corporation of Indianapolis Stock Option Plan        **

10.8     Peoples Bank  Corporation  of  Indianapolis  Directors  Stock
         Option Plan                                                       39

21       Subsidiaries of the Registrant                                    *

23       Consent of Crowe Chizek                                           49

27       Financial Data Schedule                                           50


* Incorporated by reference to the corresponding exhibit number of the Registrant's registration statement on Form S-1, effective January 18, 1994, under the Securities Act of 1933, Reg. No. 33-71988.

** Incorporated by reference to the corresponding exhibit number of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995.