Form 10-Q
period 1997-03-31
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1997-05-07
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended March 31, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       1,430,962 shares as of May 5, 1997
                  Voting    -         140,000 shares as of May 5, 1997

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996.............................................. 2

         Consolidated Statements of Income for three months
         ended March 31, 1997 and 1996...................................... 3

         Consolidated Statements of Changes in Shareholders'
         Equity............................................................. 4

         Consolidated Statements of Cash Flows for three months
         ended March 31, 1997 and 1996...................................... 5

         Notes to Consolidated Financial Statements ........................ 6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...............................7-14

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................15

Item 6. Exhibits and Reports on Form 8-K....................................15

Signatures..................................................................16

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                               March 31,      December 31
                                                                 1997            1996
Assets

      Cash and due from banks                                  $ 21,767        $ 32,252
      Federal funds sold                                         19,800               0
                                                               --------        --------
        Total cash and equivalents                               41,567          32,252

      Available-for-sale securities                              91,179          94,589
      Investment securities                                           0               0
        (Estd market values of $53,335 and $67,086)
      Mortgage-backed investments                                     0               0
        (Estd market values of  $40,180 and $43,217)

      Loans held for sale                                           339             421
      Total loans                                               344,716         332,953
        Allowance for loan losses                                (4,514)         (3,900)
                                                               --------        --------
        Loans, net                                              340,202         329,053

      Premises and equipment, net                                 7,738           7,923
      Accrued income and other assets                             7,355           7,240
                                                               --------        --------
        Total assets                                           $488,380        $471,478
                                                               ========        ========

Liabilities

      Non interest-bearing deposits                            $ 75,560        $ 83,911
      Interest-bearing deposits                                 351,300         327,894
                                                               --------        --------
        Total deposits                                          426,860         411,805

      Short-term borrowings                                      11,303          10,266
      Accrued expenses and other liabilities                      4,058           4,058
                                                               --------        --------
        Total liabilities                                       442,221         426,129

Shareholders' equity Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting - 140,000 shares                                     950             950
        Nonvoting -  1,430,962 shares (1997)
                  -  1,433,212 shares (1996)                     14,690          14,775
      Retained earnings                                          30,460          29,338
      Net unrealized gain/(loss) on
          available-for-sale securities                              59             286
                                                               --------        --------
        Total shareholders' equity                               46,159          45,349
                                                               --------        --------
        Total liabilities and shareholders' equity             $488,380        $471,478
                                                               ========        ========

See accompanying notes

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
================================================================================
                                               Three months ended
                                                   March  31,
                                               1997          1996
                                             -------       -------
Interest income
      Interest and fees on loans             $ 7,176       $ 6,185
      Interest on federal funds sold             220            98
      Interest on investments                  1,336         1,369
                                             -------       -------
        Total interest income                  8,732         7,652

Interest
      Interest on deposits                     3,632         3,161
      Interest on short-term borrowings          120           179
                                             -------       -------
        Total interest expense                 3,752         3,340
                                             -------       -------
Net interest income                            4,980         4,312

Provision for loan losses                        400           150
                                             -------       -------
Net interest income after
      provision for loan losses                4,580         4,162

Other operating income
      Trust fees                                 371           353
      Service charge income                      705           530
      Mortgage banking revenue                   127           175
      Net gain (loss) on
        investments                               (1)          (27)
      Other operating income                     201           231
                                             -------       -------
        Total other operating income           1,403         1,262

Other operating expenses
      Salaries and employee benefits           2,130         1,941
      Occupancy expense (net)                    434           390
      Equipment expense                          263           261
      FDIC insurance expense                       0             0
      Advertising Expense                        124           135
      Other operating expense                    902           821
                                             -------       -------
        Total other operating expenses         3,853         3,548

Income before income taxes                     2,130         1,876

Income Taxes                                     677           565

Net income                                   $ 1,453       $ 1,311
                                             =======       =======
Net income per share (Note 3)                $  0.92       $  0.82
                                             =======       =======

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands)


                                           1997        1996
                                         --------    --------
Balance at January 1                     $ 45,349    $ 41,636

      Net Income                            1,453       1,311

      Cash dividends                         (329)       (286)

      Repurchase of common stock              (85)          0

      Change in net unrealized loss on
        available-for-sale securities        (229)        (83)
                                         --------    --------
Balance at March 31                      $ 46,159    $ 42,578
                                         ========    ========

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(Dollar amounts in thousands)

                                                                         Three months ended
                                                                              March 31,
                                                                         1997        1996
                                                                       --------    --------
Cash flows from operating activities
            Net Income                                                 $  1,453    $  1,311
            Adjustments to reconcile net income to net cash
              from operating activities
            Depreciation and amortization                                   298         261
            Provision for loan losses                                       400         150
            Net loss on investment securities                                 1          26
            Net amortization/(accretion) on investments                      43          62
            Net gain on the sale of loans                                   (66)       (128)
            Change in interest payable and other liabilities                  0        (513)
            Change in interest receivable and other assets                 (140)        368
            Loans originated for sale, net of sales proceeds                148      (1,035)
                                                                       --------    --------
                    Net cash from operating activities                    2,137         502
                                                                       --------    --------

Cash flows from investing activities
           Proceeds from maturities and principal
             reductions of investment securities                              0           0
           Proceeds from sales of available-for-sale securities               0       2,971
           Proceeds from maturities of available-for-sale securities     11,072      18,343
           Purchase of available-for-sale securities                     (8,082)     (9,910)
           Loans made to customers, net of principal
             collection thereon                                         (11,550)     (6,119)
           Property and equipment expenditures                               60          60
                                                                       --------    --------
             Net cash from investing activities                          (8,500)      5,345
                                                                       --------    --------
Cash flows from financing activities
           Net change in deposits                                        15,055       1,948
           Net change in short-term borrowings                            1,037       6,562
           Dividends paid                                                  (329)       (286)
           Purchase of common stock                                         (85)          0
                                                                       --------    --------
             Net cash from financing activities                          15,678      (4,900)
                                                                       --------    --------
Net change in cash and cash equivalents                                   9,315         947
                                                                       --------    --------
Cash and cash equivalents at beginning of year                           32,252      23,377
                                                                       --------    --------
Cash and cash equivalents at March 31                                  $ 41,567    $ 24,324
                                                                       ========    ========

                    Peoples Bank Corporation of Indianapolis


                   Notes to Consolidated Financial Statements
                                 March 31, 1997


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


2.  Earnings Per Share

         Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 1,571,837 for the three months ending March 31, 1997, and 1,589,992 for the three months ending March 31, 1996.


3.  Accounting Changes

         Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinquishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Management does not expect adoption of this Standard to have a significant effect on the Company's financial position or results of operations.

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

The Company operates 11 branch locations, a twelve story office in downtown Indianapolis, and an operations center. Peoples occupies five floors of the downtown office building and leases six floors to tenants. The top floor houses the board room and a training area. Leased tenant space at the downtown office remains at near capacity.

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 100,000 nonvoting common shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At March 31, 1997, a total of 19,030 shares had been repurchased at an average price of $33.82.

The book value per share of Peoples nonvoting common shares at March 31, 1997, was $29.38. For the first three months, the low trading price per share was $35.00, and the high trading price per share was $44.50.

On March 20, 1997, Peoples declared a cash dividend in the amount of $.21 per share, payable April 25, 1997, to shareholders of record March 31, 1997. This dividend represents a 5% increase over the fourth quarter 1996 dividend and is the third consecutive quarter in which Peoples has declared an increase in dividends.

Selected ratios and summary data.

                                               At or for the Three Months Ended
                                                          March  31,
                                                    1997               1996
                                               -------------      -------------


Assets                                         $  488,380      $  412,889

Loans (includes loans held for sale)              345,055         280,947

Deposits                                          426,860         353,711

Shareholders Equity                                46,159          42,578

Book value per share                                29.38           26.78


Earnings per share                             $     0.92      $     0.82

Dividends per share                            $     0.21      $     0.18

Net Interest Margin (FTE)                            4.70%           4.67%

Return on Average Assets                             1.31%           1.27%

Return on Average Equity                            13.36%          12.49%


Average Shares                                  1,571,837       1,589,992


Total Shares                                    1,570,962       1,589,992




Net Income

Net income for the first quarter of 1997 was $1,453 compared to $1,311 for the first quarter of 1996, an increase of 10.83% or $142. Net income per share for the first quarter 1997 increased $0.10 or 12.19% to $0.92 from $0.82 for the first quarter of 1996. The increase in net income is attributable to significantly higher net interest income and non-interest income in addition to slower growth in non-interest expense.

Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the three months ended March 31, net interest income was $4,980 and $4,312 for 1997 and 1996, respectively. This reflects an increase of $668 or 15.49%.

Interest income for the three months ended March 31, was $8,732 and $7,652 for 1997 and 1996, respectively. Total interest expense was $3,752 and $3,340 for the three months ended March 31, 1997, and 1996, respectively.

Interest and fees on loans increased from $6,185 for the first three months of 1996 to $7,176 for that period in 1997, an increase of $991 or 16.02%. These increases are attributable to an increase in loans outstanding. Total loans were $280,947 at March 31, 1996, compared to $345,055 at March 31, 1997, an increase of of $64,108 or 22.82%.

The Company's net interest margin, or margin on earning assets, increased 0.09% from 4.43% for the first three months of 1996 to 4.52% for the first three months of 1997. On a tax equivalent basis, the Company's net interest margin was 4.67% and 4.70%, respectively, for those periods. The increase in net interest margin occurred at the same time that the balance sheet was growing significantly which demonstrates that balance sheet growth was not achieved through lower loan or higher deposit pricing.

Provision & Allowance for Loan Losses

The provision for loan losses was $400 for the first three months of 1997 as compared to $150 for the first three months of 1996, an increase of $250 or 166.67%. The allowance for loan losses at March 31, 1997, was $4,514 or 1.31% of total loans compared to $3,900 or 1.17% of total loans at December 31, 1996. Gross charge-offs during the first three months of 1997 were $1 and recoveries were $215.

The adequacy of the allowance for loan loss is evaluated at least quarterly by a credit review officer and management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. Management's analysis indicated that the allowance for loan losses at March 31, 1997, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages. Peoples has made an effort to increase the allowance through increases in the provision for loan losses in order to increase the ratio of the allowance to total loans rather than due to any specific decrease in credit quality.

Other Operating Income

Non-interest income totaled $1,403 for the first three months of 1997, compared to $1,262 for that period of 1996, an increase of $141 or 11.17%. Trust fees were $371 and $353 for the first three months of 1997 and 1996, respectively, an increase of $18 or 5.10%.

Service charges on deposit accounts, which comprise the largest component of non-interest income, were up for the first three months of 1997 compared with the same periods of 1996. Service charge income was $705 for the three months ended March 31, 1997, an increase of $175 or 33.02%, from $530 for the same period in 1996. The increase in service charge income follows a revision of the bank's pricing schedule during the fourth quarter of 1996 for services provided to customers of the bank's branches. Prices were competitive in the local market.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the first three months of 1997 was $127, reflecting a decrease of $48 or 27.43%, compared to $175 for the same period in 1996. The decrease in mortgage banking revenue can be associated with a change in the bank's mortgage origination strategy. During 1996, the bank reduced staff in this area by more than fifty percent and focused its origination efforts on adjustable rate mortgage loans which would not be sold into the secondary market. During the first quarter of 1996, the bank originated $9.3 million in loans sold into the secondary market and $5.8 million in adjustable rate mortgages retained by the bank. During the first quarter of 1997, the bank originated $2.4 million in loans sold into the secondary market and $9.3 million in adjustable rate mortgages retained by the bank.

Other operating income decreased during the first three months of 1997 to $201 from $231 for the same period in 1996, a decrease of $30 or 12.99%.

Other Operating Expenses

Total other operating expenses were $3,853 for the three months ended March 31, 1997, compared with $3,548 for that period in 1996. This represents an increase of $305, or 8.60%. Salary and employee benefit expense was $2,130 for the first three months of 1997, an increase of $189 or 9.74% from 1,941 for the first three months of 1996. The increase was primarily associated with an increase in headcount and in salary and wage rate increases.

Occupancy expense was $434 for the first three months of 1997, an increase of $44, or 11.28% from $390 for the first three months of 1996. Equipment expenses were $263 and $261, respectively, for the first three months of 1997 and 1996, an increase of $2 or 0.77%.

Advertising expenses were $124 and $135, for the first three months of 1997 and 1996, respectively, a decrease of $11 or 8.15%. Other operating expenses were $902 and $821 for the first three months of 1997 and 1996, respectively, an increase of $81 or 9.86%.


Income Taxes

Income taxes were $677 for the first three months of 1997 and $565 for the first three months of 1996. The increase in taxes can be primarily attributed to increased profitability.

Balance sheet

Total assets were $488,380 at March 31, 1997, and $471,478 at December 31, 1996, an increase of $16,092. The portfolio of available-for-sale securities decreased from $94,589 at December 31, 1996, to $91,179 at March 31, 1997, a decrease of $3,410 or 3.61%. The decline in the portfolio was attributable to the return of principal from available-for-sale securities in the form of amortization, calls, maturities and sales. Total loans, excluding loans held for sale, increased during the first three months of 1997 from $332,953 at December 31, 1996, to $344,716 at March 31, 1997. This reflects an increase of $11,763 or 3.53%. Commercial loans decreased $5,524 or 3.52% from $156,755 at December 31, 1996, to $151,231 at March 31, 1997. Real estate loans, which consist of construction loans and permanent mortgages, increased $5,785 or 5.85% from $98,891 at December 31, 1996, to $104,676 at March 31, 1997. Consumer loans increased $5,851 or 7.78% from $75,187 at December 31, 1996, to $81,038 at March 31, 1997.
Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $421 at December 31, 1996, compared to $339 at March 31, 1997. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.

                                    March 31,     December 31,      March 31,
                                      1997            1996            1996
                                    --------        --------        --------
Real Estate                         $104,676        $ 98,891        $105,413
Commercial                           151,231         156,755         105,034

Consumer                              81,038          75,187          64,840
Tax exempt                             2,110           2,120           2,200

Loans to Depository Institutions       6,000               0               0
                                    --------        --------        --------

Total Loans                          345,055         332,953         277,487
Less:  Allowance for Loan Losses       4,514           3,900           3,418
                                    --------        --------        --------
Net Loans                           $340,541        $329,053        $274,069
                                    ========        ========        ========

Deposits represent the primary source of funds for the Company. Total deposits increased $15,055 or 3.66%, from $411,805 at December 31,1996, to $426,860 at
March 31, 1997. Non-interest-bearing deposits decreased $8,351, or 9.95%, from $83,911 at December 31, 1996, to $75,560 at March 31, 1997. The Company's
deposit balances are reflected in the following table.

                                       March 31,   December 31,    March 31,
                                         1997          1996          1996
                                       --------      --------      --------
Deposits:

         Non-interest-bearing          $ 75,560      $ 83,911      $ 62,596

            Interest-bearing            351,300       327,894       291,115
                                       --------      --------      --------

                  Total deposits       $426,860      $411,805      $353,711
                                       ========      ========      ========

Total deposits/total assets               87.40%        87.34%        85.67%


Short-term borrowings in the form of Federal funds and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Many of the funds are from businesses with large cash balances. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds for Peoples. Short-term borrowings were $11,303 at March 31, 1997, as compared to $10,266 at December 31, 1996. This represents an increase of $1,037 or 10.10%. At March 31, 1997, all short-term borrowings were in the form of repurchase agreements.

Total shareholders' equity increased $810 or 1.79% for the three months ended March 31, 1997, to $46,159, from $45,349 at December 31, 1996. The increase in shareholders' equity was the result of net income of $1,453, less dividends paid of $329. The adoption of FAS No. 115 resulted in a $229 decrease in equity, which was attributable to the net unrealized loss on available-for-sale securities associated with an increase in the level of interest rates during the quarter. Equity was also reduced by the repurchase of $85 of common stock.

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

At March 31, 1997, Management designated $1,573 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all commercial non-accrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.



                                     March 31,     December 31,   March 31,
                                       1997           1996           1996
                                       ----           ----           ----
Nonperforming loans:

    Total nonaccrual loans             $220           $234           $438
    Loans past due more than
      90 days and still accruing        407             49            185
                                       ----           ----           ----

    Total                              $627           $283           $623
                                       ====           ====           ====

Historically, commercial loans have constituted the majority of total nonperforming loans at Peoples. At March 31, 1997, nonperforming loans were comprised of $478 of commercial loans, $148 of real estate loans and $1 of consumer loans. Nonperforming loans were comprised of $143 of commercial loans, $140 of real estate loans and $0 of consumer loans at December 31, 1996. At March 31, 1996, nonperforming loans consisted of $121 of commercial loans, $475 of real estate loans and $27 of consumer loans.

Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.13% at March 31, 1997, and 0.06% at December 31, 1996. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes.

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

As of March 31, 1997, the Company's Tier I and total risk- based capital ratios were 12.81% and 14.06%, respectively. The Company's leverage ratio was 9.43% at March 31, 1997. As of March 31, 1997, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at March 31, 1997.

The following table provides the capital ratios for the entities.

                                           At March 31, 1997
                                                           Consolidated
                                      Bank Only               Company



Total assets                           $484,386               $488,380


Risked-based assets                     358,270                359,750


Tier I capital                           38,863                 46,080


Total capital                            43,342                 50,577

Leverage ratio                             8.13%                  9.43%


Tier I risk-based capital ratio           10.85%                 12.81%


Total risk-based capital ratio            12.10%                 14.06%

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held April 17, 1997. The following members were elected to the Company's Board of Directors to hold office for a period of one year or until their successors are duly chosen and qualified.

                                            Votes                   Broker
     Nominee                    For        Withheld     Abstain    Non-votes
---------------------         -------     ----------    -------    ---------
William. E. McWhirter         100,876           0           0           0
Gerald R. Francis             100,312         560           0           0
Charles R. Farber             100,876           0           0           0
Elbert L. Bradshaw            100,876           0           0           0
Robert B. Hirschman           100,876           0           0           0
David W. Knall                100,876           0           0           0
Mary Ellen Rodgers            100,312         560           0           0
Henry C. Ryder                 99,008       1,864           0           0
Stephen R. West               100,312         560           0           0




At the annual meeting, the voting shareholders also ratified the Directors Stock Option Plan with 87,656 shares voting in favor of the plan and 13,220 shares voting against. There were no abstentions or broker non-votes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits - None to be reported.

         B. Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PEOPLES BANK CORPORATION
                                    OF INDIANAPOLIS

                                    By: /s/ William. E. McWhirter
                                        --------------------------------
                                        William E. McWhirter
                                            Chairman and Chief Executive Officer

                                    By: /s/ Charles R. Hageboeck
                                        --------------------------------
                                            Charles R. Hageboeck
                                            Senior Vice President and Chief
                                            Financial Officer

                                                    DATE: May 6, 1997