Form 10-Q
period 1997-06-30
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1997-08-14
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended June 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      X Yes      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       2,833,282 shares as of August 12, 1997
                  Voting    -         280,000 shares as of August 12, 1997

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1997
         and December 31, 1996 ................................................2

         Consolidated Statements of Income for three months ended
         June 30, 1997 and 1996 ...............................................3

         Consolidated Statements of Changes in Shareholders'
         Equity................................................................4

         Consolidated Statements of Cash Flows for three months ended
         June 30, 1997 and 1996 ...............................................5

         Notes to Consolidated Financial Statements ...........................6

Item 2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition ..........................................7-14

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................15

Item 6. Exhibits and Reports on Form 8-K .....................................15

Signatures....................................................................16

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)


                                                                        June 30,         December 31,
                                                                          1997               1996
                                                                     ---------------     --------------
Assets

      Cash and due from banks                                               $19,416            $32,252
      Federal funds sold                                                     12,300                  0
                                                                     ---------------     --------------
        Total cash and equivalents                                           31,716             32,252

      Available-for-sale securities                                         116,559             94,589

      Loans held for sale                                                       603                421
      Total loans                                                           367,578            332,953
        Allowance for loan losses                                            (4,877)            (3,900)
                                                                     ---------------     --------------
        Loans, net                                                          362,701            329,053

      Premises and equipment, net                                             7,599              7,923
      Accrued income and other assets                                         9,014              7,240
                                                                     ---------------     --------------
        Total assets                                                       $528,192           $471,478
                                                                     ===============     ==============

Liabilities

      Non interest-bearing deposits                                         $70,932            $83,911
      Interest-bearing deposits                                             395,932            327,894
                                                                     ---------------     --------------
        Total deposits                                                      466,864            411,805

      Short-term borrowings                                                  10,025             10,266
      Accrued expenses and other liabilities                                  4,286              4,058
                                                                     ---------------     --------------
        Total liabilities                                                   481,175            426,129

Shareholders' equity Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting - 280,000 shares                                                 950                950
        Nonvoting -  2,833,282 shares (1997)
                       -  2,866,424 shares (1996)                            14,051             14,775
      Retained earnings                                                      31,636             29,338
      Net unrealized gain/(loss) on available-for-sale securities               380                286
                                                                     ---------------     --------------
        Total shareholders' equity                                           47,017             45,349
                                                                     ---------------     --------------
        Total liabilities and shareholders' equity                         $528,192           $471,478
                                                                     ===============     ==============


See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
================================================================================

(Dollar amounts in thousands, except per share data)
                                                         Three months ended             Six  months ended
                                                               June 30,                    June 30,
                                                          1997          1996           1997          1996
                                                   ---------------------------------------------------------
Interest income
      Interest and fees on loans                          $7,667        $6,326        $14,843       $12,511
      Interest on federal funds sold                         298           300            518           398
      Interest on investments                              1,537         1,264          2,873         2,633
                                                   ---------------------------------------------------------
        Total interest income                              9,502         7,890         18,234        15,542

Interest expense
      Interest on deposits                                 4,056         3,253          7,688         6,414
      Interest on short-term borrowings                      132           150            252           329
                                                   ---------------------------------------------------------
        Total interest expense                             4,188         3,403          7,940         6,743
                                                   ---------------------------------------------------------
Net interest income                                        5,314         4,487         10,294         8,799

Provision for loan losses                                    500           300            900           450
                                                   ---------------------------------------------------------
Net interest income after
      provision for loan losses                            4,814         4,187          9,394         8,349

Other operating income
      Trust fees                                             370           354            741           707
      Service charge income                                  749           563          1,454         1,093
      Mortgage banking revenue                               109           191            236           366
      Net gain (loss) on
        investments                                          (38)           (1)           (39)          (28)

      Other operating income                                 253           265            454           496
                                                   ---------------------------------------------------------
        Total other operating income                       1,443         1,372          2,846         2,634

Other operating expenses
      Salaries and employee benefits                       2,184         2,003          4,314         3,944
      Occupancy expense (net)                                401           376            835           766
      Equipment expense                                      262           255            525           516
      FDIC insurance expense                                  17             1             29             1
      Advertising Expense                                    149           135            273           270
      Other operating expense                              1,045           893          1,935         1,714
                                                   ---------------------------------------------------------
        Total other operating expenses                     4,058         3,663          7,911         7,211

Income before income taxes                                 2,199         1,896          4,329         3,772

Income Taxes                                                 681           560          1,358         1,125

Net income                                                $1,518        $1,336         $2,971        $2,647
                                                   =========================================================

Net income per share (Note 3)                              $0.49         $0.42          $0.95         $0.83
                                                   =========================================================

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
(Dollar amounts in thousands)

                                             1997               1996
                                         -------------       ------------

Balance at January 1                          $45,349            $41,636

      Net Income                                2,971              2,647

      Cash dividends                             (673)              (572)

      Repurchase of common stock                 (724)                 0

      Change in net unrealized loss on
        available-for-sale securities              94               (266)
                                         -------------       ------------

Balance at June  30                           $47,017            $43,445
                                         =============       ============

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(Dollar amounts in thousands)

                                                                              Six  months ended
                                                                                   June 30
                                                                        1997                     1996
                                                                     ------------            -------------
Cash flows from operating activities
       Net Income                                                         $2,971                   $2,647
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                         588                      525
       Provision for loan losses                                               0                      450
       Net loss on investment securities                                      39                       28
       Net amortization/(accretion) on investments                           119                      150
       Net gain on the sale of loans                                        (119)                    (267)
       Change in interest payable and other liabilities                      228                     (356)
       Change in interest receivable and other assets                     (1,970)                    (650)
       Loans originated for sale, net of sales proceeds                      (62)                     560
                                                                     ------------            -------------

               Net cash from operating activities                          1,794                    3,087
                                                                     ------------            -------------


Cash flows from investing activities
       Proceeds from maturities and principal
         reductions of investment securities                                   0                        0
       Proceeds from sales of available-for-sale securities               14,218                    2,972
       Proceeds from maturities of available-for-sale securities          18,200                   30,760
       Purchase of available-for-sale securities                         (54,471)                 (11,891)
       Loans made to customers, net of principal
         collection thereon                                              (33,648)                 (21,926)
       Property and equipment expenditures                                   (50)                    (111)
                                                                     ------------            -------------

         Net cash from investing activities                              (55,751)                    (196)
                                                                     ------------            -------------

Cash flows from financing activities
       Net change in deposits                                             55,059                   33,892
       Net change in short-term borrowings                                  (241)                  (8,198)
       Dividends paid                                                       (673)                    (572)
       Purchase of common stock                                             (724)                       0
                                                                     ------------            -------------

         Net cash from financing activities                               53,421                   25,122
                                                                     ------------            -------------

Net change in cash and cash equivalents                                     (536)                  28,013

Cash and cash equivalents at beginning of year                            32,252                   23,377
                                                                     ------------            -------------

Cash and cash equivalents at June 30                                     $31,716                  $51,390
                                                                     ============            =============

                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements
                                  June 30, 1997

1.  Accounting Policies

         Except as noted in Note 3, the significant accounting policies followed by Peoples Bank Corporation of Indianapolis (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q and may not include all information and footnotes normally shown for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

2.  Earnings Per Share

         Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 3,129,231 and 3,136,413 for the three and six months ending June 30, 1997, and 3,179,984 and 3,179,984 for the three and six months ending June 30, 1996.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis
 (Dollar amounts in thousands, except per share data)

General

The business of Peoples Bank Corporation of Indianapolis (the "Company") consists of holding and administering its interest in Peoples Bank & Trust Company ("Peoples"). The principal business of Peoples consists of attracting deposits from consumer and commercial customers and making loans to individuals and businesses. Peoples offers various products for depositors including checking and savings accounts, certificates of deposit and safe deposit boxes. Loans consist principally of loans to individuals secured by mortgage liens on residential properties, consumer loans generally secured by personal property and loans to businesses generally secured by liens on business assets. Peoples also offers trust services to individuals, businesses and institutions.

The Company operates 11 branch locations, a twelve story office in downtown Indianapolis, and an operations center. Peoples occupies five floors of the downtown office building and leases six floors to tenants. The top floor houses the board room and a training area. Leased tenant space at the downtown office remains at near capacity.

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 100,000 nonvoting common shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At June 30, 1997, a total of 66,702 shares had been repurchased at an average price of $19.23.

The book value per share of Peoples nonvoting common shares at June 30, 1997, was $15.10. For the second quarter, the low trading price per share was $21.75, and the high trading price per share was $26.56.

On June 19,1997, Peoples declared a cash dividend in the amount of $.11 per share, payable July 18, 1997, to shareholders of record June 30, 1997. This dividend represents a 4.8% increase over the first quarter 1997 dividend and is the fourth consecutive quarter in which Peoples has declared an increase in dividends.

Selected ratios and summary data.
                                                At or for the Six Months Ended
                                                          June  30,
                                                   1997               1996
                                              --------------      -------------

Assets                                        $      528,192        $   444,337
Loans (includes loans held for sale)                 368,181            295,386
Deposits                                             466,864            385,653
Shareholders Equity                                   47,017             43,445
Book value per share                                   15.10              13.66

Earnings per share                            $         0.95        $      0.83
Dividends per share                           $        0.215        $      0.18
Net Interest Margin (FTE)                               4.65%              4.64%
Return on Average Assets                                1.20%              1.25%
Return on Average Equity                               12.87%             12.38%

Average Shares Outstanding                         3,136,413          3,179,984

Total Shares Outstanding                           3,113,282          3,179,984



Net Income

Net income for the second quarter of 1997 was $1,518 compared to $1,336 for the second quarter of 1996, an increase of 13.62% or $182. Net income for the six months ended June 30, 1997, was $2,971, which represents an increase of 12.24% or $324 from net income of $2,647 for the six months ended June 30, 1996. Net income per share for the second quarter 1997 increased $0.07 or 16.67% to $0.49 from $0.42 for the second quarter of 1996. Net income per share for the first six months of 1997 was $0.95 compared to $0.83 for the first six months of 1996, an increase of 0.12 or 14.46%. The increase in net income is attributable to increases in net interest income and non-interest income which exceeded increases in non-interest expense.

Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the six months ended June 30, net interest income was $10,294 and $8,799 for 1997 and 1996, respectively. This reflects an increase of $1,495 or 16.99%. For the second quarter of 1997 and 1996, respectively, net interest income was $5,314 and $4,487, an increase of $827 or 18.43%.

Interest income for the six months ended June 30, was $18,234 and $15,542 for 1997 and 1996, respectively. Interest income for the second quarter of 1997 and 1996, respectively, was $9,502 and $7,890, an increase of $1,612 or 20.43%. Total interest expense was $7,940 and $6,743 for the six months ended June 30, 1997, and 1996, respectively. For the second quarter of 1997 and 1996, respectively, total interest expense was $4,188 and $3,403, an increase of $785 or 23.07%.

Interest and fees on loans increased from $12,511 for the first six months of 1996 to $14,843 for that period in 1997, an increase of $2,332 or 18.64%. For the second quarter of 1997 and 1996, respectively, interest and fees on loans were $7,667 and $6,326, an increase of $1,341 or 21.20%. These increases are attributable to an increase in loans outstanding. Total loans were $295,386 at June 30, 1996, compared to $368,181 at June 30, 1997, an increase of of $72,795 or 24.64 %.

The Company's net interest margin, or margin on earning assets, increased 0.06% from 4.41% for the first six months of 1996 to 4.47% for the first six months of 1997. On a tax equivalent basis, the Company's net interest margin was 4.64% and 4.65%, respectively, for those periods. For the second quarter, the net interest margin increased 0.04% from 4.38% in 1996 to 4.42% in 1997. On a tax equivalent basis, the Company's net interest margin was 4.61% and 4.59% for the second quarters of 1996 and 1997, respectively. The stability of the net interest margin occurred at the same time that the balance sheet was growing significantly which demonstrates that balance sheet growth was not achieved through lower loan or higher deposit pricing.

Provision & Allowance for Loan Losses

The provision for loan losses was $900 for the first six months of 1997 as compared to $450 for the first six months of 1996, an increase of $450 or 100.00%. The allowance for loan losses at June 30, 1997, was $4,877 or 1.32% of total loans compared to $3,900 or 1.17% of total loans at December 31, 1996. Gross charge-offs during the first six months of 1997 were $162 and recoveries were $239.

The adequacy of the allowance for loan loss is evaluated at least quarterly by a credit review officer and management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. Management's analysis indicated that the allowance for loan losses at June 30, 1997, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages. Peoples has made an effort to increase the allowance through increases in the provision for loan losses in order to increase the ratio of the allowance to total loans rather than due to any specific decrease in credit quality.

Other Operating Income

Non-interest income totaled $2,846 for the first six months of 1997, compared to $2,634 for that period of 1996, an increase of $212 or 8.05%. Non-interest income was $1,443 and $1,372 for the second quarters of 1997 and 1996, respectively, an increase of $71 or 5.17%. Trust fees were $741 and $707 for the first six months of 1997 and 1996, respectively, an increase of $34 or 4.81%.

Service charges on deposit accounts, which comprise the largest component of non-interest income, were up for the first six months of 1997 compared with the same periods of 1996. Service charge income was $1,454 for the six months ended June 30, 1997, an increase of $361 or 33.03%, from $1,093 for the same period in 1996. For the three month periods ending June 30, 1997 and 1996, service charge income was $749 and $563 respectively, an increase of $186 or 33.04%. The increase in service charge income can be traced to a review of local market fees during late 1996 which resulted in increases in many service charges to market levels.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the first six months of 1997 was $236, reflecting a decrease of $130 or 35.52%, compared to $366 for the same period in 1996. Mortgage banking revenue for the second quarter of 1997 and 1996, respectively, was $109 and $191, a decrease of $82 or 42.93%. The decrease in mortgage banking revenue can be associated with a change in the bank's mortgage origination strategy. During 1996, the bank reduced staff in this area by more than fifty percent and focused its origination efforts on adjustable rate mortgage loans which would not be sold into the secondary market. During the second quarter of 1996, the bank originated $6.44 million in loans sold into the secondary market and $15.79 million in adjustable rate mortgages retained by the bank. During the second quarter of 1997, the bank originated $3.53 million in loans sold into the secondary market and $11.24 million in adjustable rate mortgages retained by the bank.

Other operating income decreased during the first six months of 1997 to $454 from $496 for the same period in 1996, a decrease of $42 or 8.05%.

Other Operating Expenses

Total other operating expenses were $7,911 for the six months ended June 30, 1997, compared with $7,211 for that period in 1996. This represents an increase of $700, or 9.71%. Total other operating expenses for the second quarter of 1997 and 1996, respectively, were $4,058 and $3,663, a increase of $395 or 10.78%. Salary and employee benefit expense was $4,314 for the first six months of 1997, an increase of $370 or 9.38% from 3,944 for the first six months of 1996. Salary and employee benefit expense for the second quarter of 1997 and 1996, respectively, were $2,184 and $2,003, an increase of $181 or 9.04%. The increase was primarily associated with an increase in headcount and in salary and wage rate increases.

Occupancy expense was $835 for the first six months of 1997, an increase of $69, or 9.00% from $766 for the first six months of 1996. Equipment expenses were $525 and $516, respectively, for the first six months of 1997 and 1996, an increase of $9 or 1.74%. Equipment expenses was $262 for the second quarter of 1997, an increase of $7 or 2.75% from $255 for the same period in 1996.

FDIC insurance expense was $17 and $1 for the second quarter of 1997 and 1996, respectively.

Advertising expenses were $273 and $270, for the first six months of 1997 and 1996, respectively, an increase of $3 or 1.11%. For the second quarter of 1997, advertising expenses were $149, an increase of $14, or 10.37% over the same period in 1996. Other operating expenses were $1,935 and $1,714 for the first six months of 1997 and 1996, respectively, an increase of $221 or 12.89%. For the second quarter of 1997 and 1996, respectively, other operating expenses were $1,045 and $893, an increase of $152 or 17.02%.

Income Taxes

Income taxes were $1,358 for the first six months of 1997 and $1,125 for the first six months of 1996. On a quarterly comparison, income taxes were $681 for the second quarter of 1997 and $560 for the second quarter of 1996. The increase in taxes can be primarily attributed to increased profitability.

Balance sheet

Total assets were $528,192 at June 30, 1997, and $471,478 at December 31, 1996, an increase of $56,714. The portfolio of available-for-sale securities increased from $94,589 at December 31, 1996, to $116,559 at June 30, 1997, an increase of $21,970 or 23.23%. The increase in the portfolio resulted from growth in deposit exceeding loan growth. Total loans, excluding loans held for sale, increased during the first six months of 1997 from $332,953 at December 31, 1996, to $367,578 at June 30, 1997. This reflects an increase of $34,625 or 10.40%. Commercial loans increased $1,945 or 1.24% from $156,755 at December 31, 1996, to $158,700 at June 30, 1997. Real estate loans, which consist of construction loans and permanent residental and commercial mortgages, increased $18,859 or 19.07% from $98,891 at December 31, 1996, to $117,750 at June 30, 1997. Consumer
loans increased $13,866 or 18.44% from $75,187 at December 31, 1996, to $117,750 at June 30, 1997 on strong growth in home equity lending. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $421 at December 31, 1996, compared to $603 at June 30, 1997. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.

                                            June 30,     December 31,   June 30,
                                              1997          1996          1996
                                            --------      --------      --------

Real Estate                                 $117,750      $ 98,891      $115,003
Commercial                                   158,700       156,755       108,987
Consumer                                      89,053        75,187        67,225
Tax exempt                                     2,075         2,120
                                                                           2,166
Loans to Depository Institutions                   0             0             0
                                            --------      --------      --------

Total Loans                                  367,578       332,953       293,381
Less:  Allowance for Loan Losses               4,877         3,900         3,695
                                            --------      --------      --------
Net Loans                                   $362,701      $329,053      $289,686
                                            ========      ========      ========

Deposits represent the primary source of funds for the Company. Total deposits increased $55,059 or 13.37%, from $411,805 at December 31,1996, to $466,864 at
June 30, 1997. Non-interest-bearing deposits decreased $12,979, or 15.47%, from $83,911 at December 31, 1996, to $70,932 at June 30, 1997. The Company's deposit balances are reflected in the following table.

                                            June 30,    December 31,   June 30,
                                             1997          1996          1996
                                           --------      --------      --------
Deposits:

         Non-interest-bearing              $ 70,932      $ 83,911      $ 73,798

            Interest-bearing                395,932       327,894       311,855
                                           --------      --------      --------

                  Total deposits           $466,864      $411,805      $385,653
                                           ========      ========      ========

Total deposits/total assets                   88.39%        87.34%        86.79%

Short-term borrowings in the form of Federal funds and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Many of the funds are from businesses with large cash balances. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds for Peoples. Short-term borrowings were $10,025 at June 30, 1997, as compared to $10,266 at December 31, 1996. This represents a decrease of $241 or 2.35%. At June 30, 1997, all short-term borrowings were in the form of repurchase agreements.

Total shareholders' equity increased $1,668 or 3.68% for the six months ended June 30, 1997, to $47,017, from $45,349 at December 31, 1996. The increase in shareholders' equity was the result of net income of $2,971, less dividends paid of $673, plus the adoption of FAS No. 115 resulted in a $94 increase in equity, less the repurchase of $724 of common stock.

The Company issued a 2-for-1 share split effective July 18, 1997.

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

At June 30, 1997, Management designated $3,961 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all commercial non-accrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.


                                           June 30,     December 31,    June 30,
                                             1997          1996           1996
                                           --------     ------------    --------
Nonperforming loans:

         Total nonaccrual loans              $784          $234           $365
         Loans past due more than
           90 days and still accruing           4            49            164
                                             ----          ----           ----
         Total                               $788          $283           $529
                                             ====          ====           ====

At June 30, 1997, nonperforming loans were comprised of $322 of commercial loans, $460 of real estate loans and $6 of consumer loans. Nonperforming loans were comprised of $143 of commercial loans, $140 of real estate loans and $0 of consumer loans at December 31, 1996. At June 30, 1996, nonperforming loans consisted of $188 of commercial loans, $308 of real estate loans and $33 of consumer loans. Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.15% at June 30, 1997, and 0.06% at December 31, 1996. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes.

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

As of June 30, 1997, the Company's Tier I and total risk-based capital ratios were 12.01% and 13.26%, respectively. The Company's leverage ratio was 8.90% at June 30, 1997. As of June 30, 1997, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at June 30, 1997.

The following table provides the capital ratios for the entities.

                                                At June 30, 1997
                                                                Consolidated
                                          Bank Only               Company

Total assets                               $524,204              $528,192

Risked-based assets                         386,561               388,287

Tier I capital                               39,993                47,017

Total risk-based capital                     44,826                51,468

Leverage ratio                                7.63%                 8.90%

Tier I risk-based capital ratio              10.35%                12.01%

Total risk-based capital                     11.60%                13.26%

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held April 17, 1997. The following members were elected to the Company's Board of Directors to hold office for a period of one year or until their successors are duly chosen and qualified. Proxy votes comprised 76% percent of the outstanding voting shares. No shares were voted in person.

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

The shareholders also ratified the Directors Stock Option Plan with 87,656 shares voting in favor of the plan and 13,220 shares voting against.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits -

                  27       Financial Data Schedule

          B. Form 8-K - No reports on Form 8-K were filed during the quarter ended June 20, 1997.

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

                                            DATE: August 14, 1997