Form 10-Q
period 1997-09-30
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1997-11-14
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       2,812,634 shares as of November 13, 1997
                  Voting    -         264,456 shares as of November 13, 1997

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1997
         and December 31, 1996 ..............................................2

         Consolidated Statements of Income for three
         and nine months ended
         September 30, 1997 and 1996 ........................................3

         Consolidated Statements of Changes in Shareholders'
         Equity .............................................................4

         Consolidated Statements of Cash Flows for three
         and nine months ended
         September 30, 1997 and 1996 ........................................5

         Notes to Consolidated Financial Statements .........................6

Item 2.  Management's Discussion and Analysis
         of Results of Operations
         and Financial Condition .........................................7-15

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................16

Item 6. Exhibits and Reports on Form 8-K ..................................16

Signatures ................................................................17

                  Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements

                               September 30, 1997

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

2.  Earnings Per Share

         Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 3,100,239 and 3,124,222 for the three and nine months ending September 30, 1997, and 3,167,852 and 3,175,910 for the three and nine months ending September 30, 1996.

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


PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
=============================================================================================================
(Dollar amounts in thousands)
                                                                       September 30,          December 31,
                                                                           1997                   1996
                                                                     ------------------     -----------------
Assets
      Cash and due from banks                                                  $20,870               $32,252
      Federal funds sold                                                             0                     0
                                                                     ------------------     -----------------
        Total cash and equivalents                                              20,870                32,252

      Available-for-sale securities                                            147,679                94,589

      Loans held for sale                                                          137                   421
      Total loans                                                              389,427               332,953
        Allowance for loan losses                                               (5,119)               (3,900)
                                                                     ------------------     -----------------
        Loans, net                                                             384,308               329,053

      Premises and equipment, net                                                7,404                 7,923
      Accrued income and other assets                                           10,426                 7,240
                                                                     ------------------     -----------------
        Total assets                                                          $570,824              $471,478
                                                                     ==================     =================

Liabilities

      Non interest-bearing deposits                                            $83,919               $83,911
      Interest-bearing deposits                                                423,049               327,894
                                                                     ------------------     -----------------
        Total deposits                                                         506,968               411,805

      Short-term borrowings                                                     10,271                10,266
      Accrued expenses and other liabilities                                     6,190                 4,058
                                                                     ------------------     -----------------
        Total liabilities                                                      523,429               426,129

Shareholders' equity Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting - 264,456 shares                                                    950                   950
        Nonvoting  -  2,812,634 shares (1997)
                        -  2,866,424 shares (1996)                              13,041                14,775
      Retained earnings                                                         32,941                29,338
      Net unrealized gain/(loss) on available-for-sale securities                  463                   286
                                                                     ------------------     -----------------
        Total shareholders' equity                                              47,395                45,349
                                                                     ------------------     -----------------
        Total liabilities and shareholders' equity                            $570,824              $471,478
                                                                     ==================     =================


See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
========================================================================================================================
(Dollar amounts in thousands, except per share data)
                                                                  Three months ended             Nine months ended
                                                                      September 30,               September 30,
                                                                   1997          1996           1997          1996
                                                               ---------------------------------------------------------
Interest income
      Interest and fees on loans                                 $8,264        $6,737        $23,107       $19,248
      Interest on federal funds sold                                132           291            650           689
      Interest on investments                                     2,096         1,234          4,969         3,867
                                                          ---------------------------------------------------------
        Total interest income                                    10,492         8,262         28,726        23,804

Interest expense
      Interest on deposits                                        4,783         3,507         12,471         9,921
      Interest on short-term borrowings                             136           124            388           453
                                                          ---------------------------------------------------------
        Total interest expense                                    4,919         3,631         12,859        10,374
                                                          ---------------------------------------------------------
Net interest income                                               5,573         4,631         15,867        13,430

Provision for loan losses                                           500           300          1,400           750
                                                          ---------------------------------------------------------
Net interest income after
      provision for loan losses                                   5,073         4,331         14,467        12,680

Other operating income
      Trust fees                                                    371           281          1,112           988
      Service charge income                                         791           674          2,245         1,767
      Mortgage banking revenue                                       89           149            325           515
      Net gain (loss) on
        investments                                                  (7)            0            (46)          (28)
      Other operating income                                        291           214            745           710
                                                          ---------------------------------------------------------
        Total other operating income                              1,535         1,318          4,381         3,952

Other operating expenses
      Salaries and employee benefits                              2,294         2,080          6,608         6,024
      Occupancy expense (net)                                       380           395          1,215         1,161
      Equipment expense                                             253           250            778           766
      Advertising Expense                                           124            78            397           347
      Other operating expense                                     1,054           941          3,018         2,656
                                                          ---------------------------------------------------------
        Total other operating expenses                            4,105         3,744         12,016        10,954

Income before income taxes                                        2,503         1,905          6,832         5,678

Income Taxes                                                        845           544          2,203         1,670

Net income                                                       $1,658        $1,361         $4,629        $4,008
                                                          =========================================================

Net income per share (Note 3)                                     $0.53         $0.43          $1.48         $1.26
                                                          =========================================================


See accompanying notes.


PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
=========================================================================================
(Dollar amounts in thousands)


                                                       1997                    1996
                                                  -------------            ------------
Balance at January 1                                   $45,349                 $41,636

      Net Income                                         4,629                   4,008

      Cash dividends                                    (1,026)                   (871)

      Repurchase of common stock                        (1,734)                   (556)

      Change in net unrealized loss on
        available-for-sale securities                      177                     (75)
                                                  -------------            ------------

Balance at September 30                                $47,395                 $44,142
                                                  =============            ============


PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
==========================================================================================================
(Dollar amounts in thousands)

                                                                             Nine months ended
                                                                                September 30,
                                                                        1997                     1996
                                                                     ------------            -------------
Cash flows from operating activities
       Net Income                                                         $4,629                   $4,008
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                         820                      785
       Provision for loan losses                                           1,400                      750
       Net loss on investment securities                                      46                       27
       Net amortization/(accretion) on investments                           177                      294
       Net gain on the sale of loans                                        (152)                    (361)
       Change in interest payable and other liabilities                    2,133                      186
       Change in interest receivable and other assets                     (3,302)                    (937)
       Loans originated for sale, net of sales proceeds                      436                    1,840
                                                                     ------------            -------------

               Net cash from operating activities                          6,187                    6,592
                                                                     ------------            -------------


Cash flows from investing activities
       Proceeds from sales of available-for-sale securities               16,707                    2,972
       Proceeds from maturities of available-for-sale securities          17,645                   43,746
       Purchase of available-for-sale securities                         (87,373)                 (28,585)
       Loans made to customers, net of principal
         collection thereon                                              (56,655)                 (48,153)
       Property and equipment expenditures                                  (301)                     (57)
                                                                     ------------            -------------

         Net cash from investing activities                             (109,977)                 (30,077)
                                                                     ------------            -------------

Cash flows from financing activities
       Net change in deposits                                             95,163                   44,720
       Net change in short-term borrowings                                     5                  (10,274)
       Dividends paid                                                     (1,026)                    (871)
       Purchase of common stock                                           (1,734)                    (556)
                                                                     ------------            -------------

         Net cash from financing activities                               92,408                   33,019
                                                                     ------------            -------------

Net change in cash and cash equivalents                                  (11,382)                   9,534

Cash and cash equivalents at beginning of year                            32,252                   23,377
                                                                     ------------            -------------

Cash and cash equivalents at September 30                                $20,870                  $32,911
                                                                     ============            =============

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

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 200,000 nonvoting common shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At September 30, 1997, a total of 102,894 shares had been repurchased at an average price of $22.32.

The book value per share of Peoples nonvoting common shares at September 30, 1997, was $ 15.40. For the third quarter, the low trading price per share was $25.50, and the high trading price per share was $35.25.

On September 18,1997, Peoples declared a cash dividend in the amount of $.115 per share, payable October 17, 1997, to shareholders of record September 30, 1997. This dividend represents a 4.5% increase over the second quarter 1997 dividend and is the fifth consecutive quarter in which Peoples has declared an increase in dividends.

Selected ratios and summary data.

                                            At or for the Nine Months Ended
                                                    September  30,
                                              1997                  1996
                                              ----                  ----

Assets                                       $570,824              $454,206
Loans (includes loans held for sale)          389,564               320,153
Deposits                                      506,968               396,482
Shareholders Equity                            47,395                44,142
Book value per share                            15.40                 14.03

Earnings per share                              $1.48                 $1.26
Dividends per share                             $0.33                $0.275
Net Interest Margin (FTE)                       4.53%                 4.60%
Return on Average Assets                        1.20%                 1.23%
Return on Average Equity                       13.29%                12.40%

Average Shares Outstanding                  3,124,222             3,175,910

Total Shares Outstanding                    3,077,090             3,146,584



Net Income

Net income for the third quarter of 1997 was $1,658 compared to $1,361 for the third quarter of 1996, an increase of 21.82% or $297. Net income for the nine months ended September 30, 1997, was $4,629 which represents an increase of 15.49% or $621 from net income of $4,008 for the nine months ended September 30, 1996. Net income per share for the third quarter 1997 increased $0.10 or 23.25% to $0.53 from $0.43 for the third quarter of 1996. Net income per share for the first nine months of 1997 was $1.48 compared to $1.26 for the first nine months of 1996, an increase of $0.22 or 17.46%. The increase in net income is attributable to increases in net interest income and non-interest income which exceeded increases in non-interest expense.

Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the nine months ended September 30, net interest income was $15,867 and $13,430 for 1997 and 1996, respectively. This reflects an increase of $2,437 or 18.15%. For the third quarter of 1997 and 1996, respectively, net interest income was $5,573 and $4,631 an increase of $942 or 20.34%.

Interest income for the nine months ended September 30, was $28,726 and $23,804 for 1997 and 1996, respectively. Interest income for the third quarter of 1997 and 1996, respectfully, was $10,492 and $8,262 an increase of $2,230 or 26.99% due primarily to increases in earning assets. Total interest expense was $12,859 and $10,374 for the nine months ended September 30, 1997, and 1996, respectively. For the third quarter of 1997 and 1996, respectively, total interest expense was $4,919 and $3,631 an increase of $1,288 or 35.47%.

Interest and fees on loans increased from $19,248 for the first nine months of 1996 to $23,107 for that period in 1997, an increase of $3,859 or 20.05%. For the third quarter of 1997 and 1996, respectively, interest and fees on loans were $8,264 and $6,737 an increase of $1,527 or 22.67%. These increases are attributable primarily to an increase in loans outstanding. Total loans were $320,153 at September 30, 1996, compared to $389,564 at September 30, 1997, an increase of $69,411 or 21.68%.

The Company's net interest margin, or margin on earning assets, decreased 0.02% from 4.38% for the first nine months of 1996 to 4.36% for the first nine months of 1997. On a tax equivalent basis, the Company's net interest margin was 4.60% and 4.53%, respectively, for those periods. For the third quarter, the net interest margin decreased 2.78% from 4.32% in 1996 to 4.20% in 1997 due to a significant increase in lower-yielding investment securities. On tax equivalent basis, the Company's net interest margin was 4.53% and 4.35% for the third quarters of 1996 and 1997, respectively.

Provision & Allowance for Loan Losses

The provision for loan losses was $1,400 for the first nine months of 1997 as compared to $750 for the first nine months of 1996, an increase of $650 or 86.67%. The allowance for loan losses at September 30, 1997, was $5,119 or 1.31% of total loans compared to $3,900 or 1.17% of total loans at December 31, 1996. Gross charge-offs during the first nine months of 1997 were $447 and recoveries were $266.

The adequacy of the allowance for loan loss is evaluated at least quarterly by a credit review officer and management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. Management's analysis indicated that the allowance for loan losses at September 30, 1997, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages. Peoples has made an effort to increase the allowance through increases in the provision for loan losses in order to target the ratio of the allowance to total loans rather than due to any specific decrease in credit quality.

Other Operating Income

Non-interest income totaled $4,381 for the first nine months of 1997, compared to $3,952 for that period of 1996, an increase of $429 or 10.86%. Non-interest income was $1,535 and $1,318 for the third quarters of 1997 and 1996, respectively, an increase of $217 or 16.46%. Trust fees were $1,112 and $988 for the first nine months of 1997 and 1996, respectively, an increase of $124 or 12.55%.

Service charges on deposit accounts, which comprise the largest component of non-interest income, were up for the first nine months of 1997 compared with the same periods of 1996. Service charge income was $2,245 for the nine months ended September 30, 1997, an increase of $478 or 27.05%, from $1,767 for the same period in 1996. For the three month periods ending September 30, 1997, and 1996, service charge income was $791 and $674 respectively, an increase of $117 or 17.36%. The increase in service charge income can be traced to a review of local market fees during late 1996 which resulted in increases in many service charges to market levels.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the first nine months of 1997 was $325, reflecting a decrease of $190 or 36.89%, compared to $515 for the same period in 1996. Mortgage banking revenue for the third quarter of 1997 and 1996, respectively, was $89 and $149, a decrease of $60 or 40.27%. The decrease in mortgage banking revenue is associated with a change in the bank's mortgage origination strategy. During 1996, the bank reduced staff in this area by more than fifty percent and focused its origination efforts on adjustable rate mortgage loans which would not be sold into the secondary market. During the third quarter of 1996, the bank originated $ 4.7 million in loans sold into the secondary market and $8.7 million in adjustable rate mortgages retained by the bank. During the third quarter of 1997, the bank originated $2.0 million in loans sold into the secondary market and $11.0 million in adjustable rate mortgages retained by the bank.

Other operating income increased during the first nine months of 1997 to $745 from $710 for the same period in 1996, an increase of $35 or 4.93%.

Other Operating Expenses

Total other operating expenses were $12,016 for the nine months ended September 30, 1997, compared with $10,954 for that period in 1996. This represents an increase of $1,062, or 9.70%. Total other operating expenses for the third quarter of 1997 and 1996, respectively, were $4,105 and $3,744 an increase of $361 or 9.64%. Salary and employee benefit expense was $6,608 for the first nine months of 1997, an increase of $584 or 9.69% from 6,024 for the first nine months of 1996. Salary and employee benefit expense for the third quarter of 1997 and 1996, respectively, were $2,294 and $2,080, an increase of $214 or 10.29%. The increase was primarily associated with an increase in headcount and in salary and wage rate increases.

Occupancy expense was $1,215 for the first nine months of 1997, an increase of $54, or 4.65% from $1,161 for the first nine months of 1996. Occupancy expense was $380 for the third quarter of 1997, a decrease of $15 or 3.80% from $395 for the third quarter of 1996. Equipment expenses were $778 and $766, respectively, for the first nine months of 1997 and 1996, an increase of $12 or 1.57%. Equipment expense was $253 for the third quarter of 1997, an increase of $3 or 1.20% from $250 for the same period in 1996.

Advertising expenses were $397 and $347, for the first nine months of 1997 and 1996, respectively, an increase of $50 or 14.41%. For the third quarter of 1997 and 1996, advertising expenses were $124 and $78, an increase of $46, or 58.97% over the same period in 1996. Other operating expenses were $2,980 and $2,654 for the first nine months of 1997 and 1996, respectively, an increase of $326 or 12.28%. For the third quarter of 1997 and 1996, respectively, other operating expenses were $1,045 and $940, an increase of $105 or 11.17%.

Income Taxes

Income taxes were $2,203 for the first nine months of 1997 and $1,670 for the first nine months of 1996. On a quarterly comparison, income taxes were $845 for the third quarter of 1997 and $544 for the third quarter of 1996. The increase in taxes can be primarily attributed to increased profitability.

Balance sheet

Total assets were $570,824 at September 30, 1997, and $471,478 at December 31, 1996, an increase of $99,346. The portfolio of available-for-sale securities increased from $94,589 at December 31, 1996, to $147,679 at September 30, 1997, an increase of $53,090 or 56.13%. The increase in the portfolio resulted from growth in deposits exceeding loan growth. Total loans, excluding loans held for sale, increased during the first nine months of 1997 from $332,953 at December 31, 1996, to $389,427 at September 30, 1997. This reflects an increase of $56,474 or 16.96%. Commercial loans increased $8,282 or 5.28% from $156,755 at

December 31, 1996, to $165,037 at September 30, 1997. Real estate loans, which consist of construction loans and permanent residential and commercial mortgages, increased $27,376 or 27.68% from $98,891 at December 31, 1996, to $126,267 at September 30, 1997. Consumer loans increased $20,877 or 27.77% from $75,187 at December 31, 1996, to $96,064 at September 30, 1997, on strong growth in home equity lending. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $421 at December 31, 1996, compared to $137 at September 30, 1997. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.



                                     September 30,   December 31,  September 30,
                                         1997           1996           1996
                                     -------------   ------------  -------------
Real Estate                            $126,267       $ 98,891       $ 95,077
Commercial                              165,037        156,755        135,952
Consumer                                 96,064         75,187         70,892
Tax exempt                                2,059          2,120
                                                                        2,154
Loans to Depository Institutions              0              0         15,000
                                       --------       --------       --------

Total Loans                             389,427        332,953        319,075
Less:  Allowance for Loan Losses          5,119          3,900          4,010
                                       --------       --------       --------
Net Loans                              $384,308       $329,053       $315,065
                                       ========       ========       ========

Deposits represent the primary source of funds for the Company. Total deposits increased $95,163 or 23.11%, from $411,805 at December 31,1996, to $506,968 at
September 30, 1997 due to the Company's competitive position on CD rates. Non-interest-bearing deposits decreased $8, or 0.00%, from $83,911 at December 31, 1996, to $83,919 at September 30, 1997. The Company's deposit balances are reflected in the following table.

                                  September 30,   December 31,    September 30,
                                      1997            1996            1996
                                  -------------   ------------    -------------
Deposits:

         Non-interest-bearing       $ 83,919        $ 83,911        $ 76,839

            Interest-bearing         423,049         327,894         319,643
                                    --------        --------        --------

                  Total deposits    $506,968        $411,805        $396,482
                                    ========        ========        ========

Total deposits/total assets            88.81%          87.34%          87.29%


Short-term borrowings in the form of Federal funds, Federal Home Loan advances, and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Many of the funds are from businesses with large cash balances.

Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds for Peoples. Short-term borrowings were $10,271 at September 30, 1997, as compared to $10,266 at December 31, 1996. This represents an increase of $5 or 0.05%. At September 30, 1997, the bank had no federal funds purchased, and $1,000 in Federal Home Loan Bank advances. All other short-term borrowings were in the form of customer repurchase agreements.

Total shareholders' equity increased $2,046 or 4.51% for the nine months ended September 30, 1997, to $47,395, from $45,349 at December 31, 1996. The increase in shareholders' equity was the result of net income of $4,629, less dividends paid of $1,026, plus the adoption of FAS No. 115 resulted in a $177 increase in equity, less the repurchase of $ 1,734 of common stock. The Company issued a 2-for-1 share split effective July 18, 1997.

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

At September 30, 1997, Management designated $3,098 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all commercial non-accrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.


                                       September 30, December 31,  September 30,
                                           1997         1996           1996
                                       ------------- ------------  -------------
Nonperforming loans:

         Total nonaccrual loans           $2,006       $  234         $  384
         Loans past due more than             17           49             92
           90 days and still accruing         --           --             --

         Total                            $2,023       $  283         $  476
                                          ======       ======         ======

At September 30, 1997, nonperforming loans were comprised of $1,855 of commercial loans, $151 of real estate loans and $17 of consumer loans. Nonperforming loans were comprised of $143 of commercial loans, $140 of real estate loans and $0 of consumer loans at December 31, 1996. At September 30, 1996, nonperforming loans consisted of $121 of commercial loans, $307 of real estate loans and $48 of consumer loans. Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.35% at September 30, 1997, and 0.06% at December 31, 1996. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes.

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

As of September 30, 1997, the Company's Tier I and total risk-based capital ratios were 11.46% and 12.71%, respectively. The Company's leverage ratio was 8.48% at September 30, 1997. As of September 30, 1997, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at September 30, 1997.

The following table provides the capital ratios for the entities.

                                        At September 30, 1997

                                                           Consolidated
                                     Bank Only               Company

Total assets                          $566,768                $570,824

Risked-based assets                    407,386                 409,446

Tier I capital                          41,251                  46,909

Total risk-based capital                46,344                  52,027

Leverage ratio                           7.51%                   8.48%

Tier I risk-based capital ratio         10.13%                  11.46%

Total risk-based capital                11.38%                  12.71%

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits -

              Exhibit List appears following the Signature Page


         B. Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLES BANK CORPORATION
                                    OF INDIANAPOLIS

                                    By: /s/ William. E. McWhirter
                                        ---------------------------------------
                                            William E. McWhirter
                                            Chairman and Chief Executive Officer


                                    By: /s/ Charles R. Hageboeck
                                        ---------------------------------------
                                            Charles R. Hageboeck
                                            Senior Vice President and Chief
                                            Financial Officer

                                    DATE: November 13, 1997

                                 EXHIBIT INDEX

10.1 Employment Agreement between Registrant and Gerald R. Francis, dated April 17, 1997

10.2 Guaranty Agreement between Registrant and Gerald R. Francis, dated April 17, 1997

10.3 Incentive Stock Option Agreement between Registrant and Gerald R. Francis, dated April 17, 1997

10.4           Stock Appreciation Award for Gerald R. Francis

10.5 Second amendment and complete restatement of the Registrant's Unfunded Supplemental Executive Retirement Plan

10.6           Split Dollar Insurance Agreement between Registrant and
               Gerald R. Francis

10.7           Split Dollar Insurance Agreement between Registrant and
               William E. McWhirter

10.8           Split Dollar Insurance Agreement between Registrant and
               Charles R. Farber