Form 10-K
period 1997-12-31
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1998-04-01
CIK 796322

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                                       or

       For the transition period from ________________ to ________________

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 36,312 shares of the issuer's voting stock held by non-affiliates, as of March 9, 1998, was $1,379,856 (assuming the Voting Common Shares have a value equal to the Nonvoting Common Shares).

The number of Nonvoting Common Shares of the Registrant, without par value, outstanding as of March 9, 1998, was 2,812,834 shares. The number of Voting Common Shares of the Registrant, without par value, as of such date was 264,096.

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

                                                                         December 31,

                                  1997                  1996                1995                  1994               1993
                                  ----                  ----                ----                  ----               ----

Construction..........    $25,364     6.23%      $23,644     7.10%   $31,965    11.79%     $19,162     8.94%    $9,978    5.81%
Mortgage..............     94,276    23.17        75,247    22.60     72,852    26.87       48,021    22.40     34,287   19.95
Commercial loans......    185,089    45.49       156,755    47.08     97,914    36.12       78,870    36.79     68,394   39.80
Consumer..............    100,139    24.61        75,187    22.58     66,132    24.40       65,722    30.66     56,094   32.64
Tax-exempt loans......      2,025      .50         2,120     0.64      2,230     0.82        2,615     1.21      3,080    1.80
                          -------   ------       -------   ------    -------   ------      -------   ------    -------  ------

Total loans...........    406,893   100.00%      332,953   100.00%   271,093   100.00%     214,390   100.00%   171,833  100.00%

Less:
Allowance for
loan losses...........      5,516                  3,900               3,290                 2,704               2,513
                         --------               --------            --------              --------            --------

Net loans.............   $401,377               $329,053            $267,803              $211,686            $169,320
                         ========               ========            ========              ========            ========


The loan portfolio, excluding loans held for sale, at December 31, 1997 was comprised of approximately 52.22% commercial loans, 23.17% mortgage loans and 24.61% consumer loans. Peoples had no "highly leveraged transactions," as defined by the banking regulators, and no foreign loans. Peoples generally does not lend outside its market area and historically has not acquired participation interests from other financial institutions. State law restricts the amount Peoples can loan to one borrower, generally to 15% of capital and unimpaired surplus, or $7.1 million at December 31, 1997.

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

The Company's commercial loan category also includes commercial real estate loans. Such loans are loans to businesses or individuals where the Company relies upon the underlying real estate for collateral and repayment. The basis for these loans includes income-producing properties, such as office buildings, warehouses, shopping centers or apartment buildings and construction loans. The Company will also provide land acquisition and development loans, such as loans to purchase land for the development of a subdivision or condominium project. Interest rates on loans in excess of five years are generally adjustable. Construction loan terms are limited to one year and land development loan terms are limited to two years. Peoples' policy establishes limits on the loan-to-value ratio for loans on improved properties, construction loans and land development loans.

Residential Real Estate Loans. Residential real estate loans consist of loans secured by one-to-four family residential properties. During the twelve months ended December 31, 1997, Peoples originated $56.9 million in real estate mortgage loans. Residential real estate loans do not include loans made to businesses to develop residential real estate, which are considered commercial real estate loans.

Residential real estate loans originated for Peoples' portfolio are generally adjustable rate mortgages and certain fixed rate loans. Peoples offers one-, three- and five-year adjustable rate mortgage loans with initial fixed rate periods of one, three, and five years. Certain fixed rate loans may be considered for the portfolio from time to time. These could include loans with one rate adjustment after seven years (7/23) and 15-year fixed rate loans. Peoples also offers residential construction loans. The construction/permanent loan program offers combined construction and permanent financing through a single closing. Other construction loans are made in which the borrower obtains permanent financing through another lender.

Peoples' residential lending department is responsible for the origination and closing of all of Peoples' residential real estate loans. In addition to the loans described above originated for Peoples' portfolio, the bank originates fixed-rate loans with terms up to 30 years, adjustable rate mortgage loans with terms up to 30 years and, occasionally, seven-year balloon loans for resale into the secondary market, generally to the Federal National Mortgage Association ("FNMA"). Peoples retains servicing rights on substantially all the mortgage loans it sells. At December 31, 1997, Peoples serviced, for both its own portfolio and for others, $196.2 million in residential mortgage loans.

In 1996 and 1997, Peoples' restructured its residential lending department in order to improve profitability within the residential mortgage loan origination process. The staff was reduced from 22 to 6 employees, two offices were closed, and the remaining staff was relocated to existing space at the Operations Center. As a result, originations of residential real estate loans in 1997 were down to $56.9 million as compared to 1995 when originations were $86.2 million.

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

To provide assurance that the watch list is complete and loan grades assigned are reasonable and consistent, Peoples engages an independent loan review provider to annually review a sample of commercial loans larger than $350,000. During 1997, 42% of commercial loan dollars were subject to such a review (using the 1997 beginning portfolio balance as the denominator).

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

In 1997, Peoples recorded net charge-offs of $184,000 (0.05% of average loans) as compared to net charge-offs of $515,000 (0.17% of average loans) in 1996. Peoples' ratio of nonperforming loans to total loans was 0.96% of total loans at December 31, 1997 compared to 0.09% at December 31, 1996. At December 31, 1997 and December 31, 1996, Peoples' allowance for loan losses was 1.35% and 1.17% , respectively, of total loans. The allowance for loan losses as a percentage of nonperforming loans at December 31, 1997 and December 31, 1996 was 141.15% and 1,378.09% , respectively. See "Item 6. Selected Consolidated Financial Data" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for supplemental information.

Loans. During 1997, total loans (excluding loans held for sale) increased $73.94 million or 22.2%. During that period, commercial loans increased $30.0 million or 16.5%, consumer loans increased $24.95 million or 33.2% and mortgage loans increased $19.03 million or 25.3%. During 1996, total loans increased $61.86 million or 22.8%. During that period, commercial loans increased $50.4 million or 38.16%, mortgage loans increased $2.4 million or 3.29%, and consumer loans increased $9.06 million, or 13.69%.

A classification of amounts due in the periods indicated for commercial and real estate construction loans is indicated in the following table as of December 31, 1997. Amounts due are based on remaining scheduled repayments of principal. Amounts due after one year are also classified according to their sensitivity to changes in interest rates.

                                                          After 1
                                                            But
                                            Within         Within      After
                                            1 Year        5 Years     5 Years        Total
                                            ------        -------     -------        -----

                                                             (In thousands)
Commercial...............................   $110,219      $71,759     $ 3,111      $185,089
Real estate -- construction..............     22,659        2,705           0        25,364
                                              ------        -----           -        ------

Total                                       $132,878      $74,464      $3,111      $210,453
                                            ========      =======      ======      ========

Interest sensitivity:
With fixed rates.........................                 $25,212      $2,396
With variable rates......................                  49,253         715
                                                           ------         ---

             Total.......................                 $74,465      $3,111
                                                          =======      ======


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

The following table presents information concerning the activity in the allowance for loan losses for the periods indicated.



                                                          December 31,
                                    1997         1996         1995         1994        1993
                                  -------      -------      -------      -------      -------
                                                     (Dollars in thousands)
Balance of allowance at
beginning of period ..........    $ 3,900      $ 3,290      $ 2,704      $ 2,513      $ 2,288
Recoveries of loans previously
charged off:
Commercial loans .............        255           36           83          113           98
Consumer loans ...............         49           41           92           66           69
Mortgage loans ...............          0           15            0            0            0
                                  -------      -------      -------      -------      -------

           Total recoveries ..        304           92          175          179          167
Loans charged off:
Commercial loans .............        382          257          103          275          199
Consumer loans ...............        106          350           74          136          292
Mortgage loans ...............          0            0          (52)         105           57

           Total charge-offs .        488          607          125          516          548
                                  -------      -------      -------      -------      -------

           Net charge-offs ...       (184)        (515)          50         (337)        (381)
Provision for loan losses ....      1,800        1,125          536          528          606
                                  -------      -------      -------      -------      -------

Balance of allowance at
end of period ................    $ 5,516      $ 3,900      $ 3,290      $ 2,704      $ 2,513
                                  =======      =======      =======      =======      =======

Net charge-offs to average
loans outstanding for period .        .05%        0.17%       (0.02)%       0.18%        0.23%
Allowance at end of period to
loans at end of period .......       1.35         1.17         1.20         1.26         1.42
Allowance to nonperforming
loans at end of period .......     141.15     1,378.09       256.43       164.38       117.98


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


                                                                    At December 31,
                                     1997                               1996                                 1995
                                     ----                               ----                                 ----

                                              Percent of                        Percent of                            Percent of
                                    Percent    Loan                   Percent      Loan                    Percent      Loan
                       Reserve       of      Category to   Reserve      of      Category to    Reserve       of       Category to
                      Allocated     Reserve Total Loans   Allocated   Reserve   Total Loans   Allocated    Reserve    Total Loans
                      ---------     ------- -----------   ---------   -------   -----------   ---------    -------    -----------
                                                                  (Dollars in thousands)
Commercial loans.       $2,597       47.08%      52.22%     $1,124       28.82%    54.82%      $  839         25.50%      48.73%
Consumer loans ..          528        9.57       24.61         398       10.21     22.58          350         10.64       24.40
Mortgage loans ..          237        4.30       23.17         378        9.69     22.60          377         11.46       26.87
Unallocated .....        2,154       39.05         N/A       2,000       51.28       N/A        1,724         52.40         N/A
                        ------      ------      ------      ------      ------    ------       ------        ------      ------
Total ...........       $5,516      100.00%     100.00%     $3,900      100.00%   100.00%      $3,290        100.00%     100.00%
                        ======      ======      ======      ======      ======    ======       ======        ======      ======

                                              At December 31,
                                  1994                                1993
                     --------------------------------   --------------------------------

                                           Percent of                        Percent of
                                 Percent      Loan                  Percent     Loan
                      Reserve       of     Category to   Reserve      of     Category to
                     Allocated   Reserve   Total Loans  Allocated   Reserve  Total Loans
                                                      (Dollars in thousands)
Commercial loans     $  709       26.22%      46.94%    $  784       31.20%    47.41%
Consumer loans .        594       21.97       30.66        589       23.44     32.64
Mortgage loans .        121        4.47       22.40        194        7.72     19.95
Unallocated ....      1,280       47.34         N/A        946       37.64       N/A
                     ------      ------      ------     ------      ------    ------
Total ..........     $2,704      100.00%     100.00%    $2,513      100.00%   100.00%
                     ======      ======      ======     ======      ======    ======


Other Real Estate. Other real estate ("ORE") are properties of which Peoples has taken possession. The carrying value of ORE was $209,000 at December 31, 1997, $236,000 at December 31, 1996, and $240,000 at December 31, 1995. ORE is carried at the lower of cost (fair value at foreclosure) or fair value, less expected disposition cost. All carrying costs (e.g., taxes, insurance) are expensed. Peoples generally has annual appraisals performed on all ORE. An amount required to write down the carrying value to appraised value is charged to income. Peoples utilizes the services of an outside manager for ORE properties. That person maintains the properties, provides for repairs and improvements and pursues the disposition.

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



                                                                      December 31,

                                                  1997        1996        1995        1994        1993
                                                --------    --------    --------    --------    --------

                                                                  (Dollars in thousands)
Nonaccrual ..................................   $  3,626    $    234    $    838    $    970    $  1,762
Contractually past due 90
days or more as to
principal or interest .......................         16          49         445         675         368
Restructured ................................        266           0           0           0           0
                                                --------    --------    --------    --------    --------

Total nonperforming loans ...................      3,908         283       1,283       1,645       2,130
Other real estate ...........................        209         236         240           0         101
                                                --------    --------    --------    --------    --------

Total nonperforming assets ..................   $  4,117    $    519    $  1,523    $  1,645    $  2,231
                                                ========    ========    ========    ========    ========

Total loans, including loans
held for sale ...............................   $407,454    $333,374    $273,650    $215,151    $176,840
Allowance for loan losses ...................      5,516       3,900       3,290       2,704       2,513
Nonperforming loans to total loans ..........        .96%       0.09%       0.47%       0.76%       1.20%
Nonperforming assets to total
loans plus other real estate
owned .......................................       1.01%       0.16%       0.56%       0.76%       1.26%
Allowance for loan losses
to nonperforming loans ......................     141.15%   1,378.09%     256.43%     164.38%     117.98%


As of December 31, 1997, nonperforming loans have increased $3,625,000 to $3,908,000 from $0.3 million at December 31, 1996. The increase in nonaccrual loans is primarily attributable to a large credit totaling aproximately $2.3 million and consists of credit facilities extended to two related companies and their owner. Management is continuing to monitor the status of this loan and, if it deems necessary, may charge-off the loan, and make a significant addition to the provision for loan losses in respect of such loan which may be charged to earnings in the current quarter.

At December 31, 1997, excluding nonaccrual loans, loans which were 60 days or more past due were as follows:


                                                            December 31, 1997
                                                          (Dollars in thousands)
                                          Commercial            Mortgage               Consumer
60-89 days past due...................          $0                  $0                    $99
More than 90 days past due............           0                   0                     16


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

Impaired Loans. Loans are considered impaired when management determines that it is probable that the customer will not comply with the contractual terms of the note. Peoples evaluates the commercial business and commercial real estate loans considered during its quarterly allowance for loan loss analysis for impairment. Residential mortgage loans and consumer credits are not typically individually considered in that analysis. Impaired loans are carried at the present value of expected cash flows, discounted at the loan's effective interest rate or at the fair value of collateral if such loans are deemed to be collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans and changes in that allowance are elements of People's provision for loan losses. During 1997, Peoples identified loans with an average balance of $4,253,000 million as impaired. At year end, $5,241,000 of loans were so designated and $1,145,000 of the allowance was allocated to such loans. Generally, only income received in cash is recorded as interest income after a loan has been designated as impaired.

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


At December 31, 1997, the Company had a total of $15.6 million of loans on its commercial loan watch list. Loans may be placed on the watch list as a result of delinquent status, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance.

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

Peoples' securities policy is established by the Board of Directors and monitored by the Investment Policy Committee, which consists of four executive officers and a Board member.

The Company's securities portfolio includes U.S. Treasury securities, obligations of U.S. government agencies, obligations of states and political subdivisions, corporate investments and mortgage-backed investments issued by U.S. government agencies and other intermediaries. Securities are designated as "available-for-sale" because they might be sold in response to liquidity needs or for asset/liability management purposes. Such securities are required to be carried at fair value, with the resultant unrealized gain or loss reflected, net of tax, as a component of shareholders' equity. All other securities are designated as held-to-maturity securities because management has the positive intent and ability to hold such securities until maturity. Such securities are carried at amortized cost. At December 31, 1997, all securities were considered "available for sale."

The maturities of securities are a principal source of funds for loan growth and other liquidity needs. The following table illustrates, based on the date of maturity or repricing, the amortized cost and the weighted average yield of securities held as of December 31, 1997. The maturity classification for mortgage-backed investments is determined by the estimated average life. Refer to Note 2 of the Company's consolidated financial statements for additional information.

                               Less than               1 to 5                5 to 10               More than
                                 1 Year                 Years                Years                 10 Years
                           Amount    Yield      Amount       Yield      Amount      Yield      Amount      Yield     Total
                           ------    -----      ------       -----      ------      -----      ------      -----     -----
                                                                      (Dollars in thousands)
Obligation of U.S.
government
agencies and
government
sponsored agencies ...   $  2,000     6.08%       $ 13,488       6.46%     $  5,353       6.58%       $---        ---%     $ 20,841
Obligations of states
and political
subdivisions .........      6,585     6.26          15,294       5.57         4,905       5.61         450        5.00       27,233

Debt securities issued
by foreign
governments ..........         --       --              75       7.98            --        --           --         --            75

Corporate securities .         --       --              --         --         1,698       6.29       2,365       8.00         4,063
Mortgage-backed
investments ..........      9,439     6.24          87,790       6.6         53,101       6.73         309       6.62       100,640
                         --------                 --------                 --------               --------                  --------


Total ................   $ 18,024     6.23        $116,647       6.49      $ 15,057       6.26    $  3,124       7.43      $152,852
                         ========                 ========                 ========               ========                 ========

The following table presents, by category of investment and designation, the carrying value of securities at the dates indicated.

                                                             Carrying Value
                                                               December 31,
                                             1997                 1996                 1995
                                             ----                 ----                 ----

                                                             (In thousands)
Available-for sale securities:
U.S. Treasury securities...............   $    7,093                $  7,031          $  19,100
Obligations of U.S. Government
agencies and government
sponsored agencies.....................       13,855                   8,989              8,980
Obligations of states and
political subdivisions.................       27,846                  32,634             38,173
Mortgage-backed investments:
Issued by U.S. Government
            agencies...................      100,932                  41,620             35,589
Issued by other corporate
            entities...................            0                     731              2,289
Debt securities issued by foreign
governments............................           75                      75                 70
Corporate securities...................        4,069                   3,509              3,544
                                            --------                 -------           --------

            Total securities...........     $153,870                 $94,589           $107,745
                                            ========                 =======           ========


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

The following reflects the noninterest-bearing and interest-bearing components of deposits at the dates indicated.


                                                    December 31,
                                       1997              1996          1995
                                       ----              ----          ----

                                                   (In thousands)
Deposits:
Non-interest bearing............      $  82,132        $  83,911     $  67,966
Interest-bearing................        426,179          327,894       283,796
                                       --------          -------       -------

Total deposits..................       $508,311         $411,805      $351,762
                                       ========         ========      ========

Total deposits/total assets.....          84.93%           87.34%        84.35%

Peoples regularly accepts time deposits issued in denominations of $100,000 or more. Balances of such deposits were $69.5 million at December 31, 1997 and $13.6 million at December 31, 1996. The contractual maturity of such deposits was as follows:

                                                          December 31,

                                                    1997               1996
                                                    ----               ----

                                                         (In thousands)
Maturity distribution of time
certificates in amounts of $100,000 or more:
Three months or less............................    $39,571           $  5,196
Over three months to six months.................      9,281              2,000
Over six months.................................      3,018              2,599
Over twelve months..............................     17,603              3,811
                                                     ------              -----

            Total...............................    $69,473            $13,606
                                                    =======            =======



Short-Term Borrowings. Summary information regarding repurchase agreements, which comprised the majority of Peoples' short-term borrowings during 1997, is presented below. Such agreements provide customers with the opportunity to make short-term investments of sums, usually in excess of $100,000, secured by obligations of the U.S. Treasury or a U.S. government-sponsored agency. These agreements are generally short-term and have been a relatively stable source of funds for Peoples.

                                                      December 31,
                                          1997          1996           1995
                                          ----          ----           ----

                                                      (In thousands)
Repurchase agreements:
Average for the year:
Amount outstanding...................    $11,064        $11,964        $26,413
Weighted average interest rate.......       4.32%          4.69%          5.95%
At year-end:
Amount outstanding...................    $12,180        $10,266        $16,056
Weighted average interest rate.......       4.30%          4.38%          4.95%
Maximum amount outstanding at any
month-end during the year............    $12,180        $14,052        $46,578



Trust Operations

Peoples' Trust and Investment Management Group offers a variety of fiduciary and trust services and provides a growing source of fee income to Peoples. Trust fees were $1,546,000 in 1997, $1,342,000 in 1996, $1,304,000 in 1995. This
reflects  increases  for 1997 and 1996 of $204,000  (15.2%) and $38,000  (2.9%),
respectively. Trust assets were $523.9 million at December 31, 1997, $427.0 million at December 31, 1996 and $376.1 million at December 31, 1995. Peoples' Trust and Investment Management Group serves as trustee or agent for over 200 employee benefit plans, is trustee for over 500 personal trust accounts, estates and guardianships and provides a variety of corporate trust and agency services. The Trust and Investment Management Group obtains referrals from existing customers, attorneys and accountants, and is actively seeking to develop new business, especially among non-profit corporations and employee benefit plans. The Company believes that opportunities exist for growth in Trust and Investment Management activities.

Employees

As of December 31, 1997, the Company and Peoples had approximately 179 full-time and 28 part-time employees. Turnover increased slightly from 28% in 1996 to 34% in 1997. The majority of the turnover was seen in part-time teller positions. Significant effort was spent in 1997 on building the bank's management talent, including three new senior vice-presidents. Additionally, the testing process for officers was enhanced. The bank continued to build toward incentive plans for all staff linked to each unit's performance and profitability. A strong emphasis was also placed on bringing compensation in line with the market, revising the non-exempt performance appraisal system, and revising the process for achieving officer title status. The bank embraced a new Sales and Service culture in 1997. The new culture resulted in sales and product training for all staff. Leadership training and sexual harassment training were also provided this year. Benefit improvements included an increased 401(k) match, expanded educational assistance policy, and a slight change in the vacation policy to bring it in line with the competition. The bank considers its employee relationships to be good.

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

In 1997 Peoples installed an image-based wholesale lockbox processing system to accommodate the growth in this product. The system is designed to significantly increase worker productivity and improve quality.

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

Because computer memory was so expensive on early mainframe computers, some computer programs used only the final two digits for the year in the date field and assumed that the first two digits were "19." As a result, some computer applications may be unable to interpret the change from year 1999 to year 2000. Peoples has identified a number of critical software vendors, and is in the process of communicating with each vendor about their compliance with the Year 2000 issue. Peoples has no internally generated code, and all of its core processing is supplied by FISERV, one of the nation's leading software suppliers for community banks. Management believes that Peoples' core processing systems will be Year 2000 compliant by the middle of 1998, and anticipates completion of testing by the end of 1998. As a result, management does not believe that the Year 2000 issue represents a significant risk to Peoples' operations, and the expense in connection with Year 2000 compliance is not expected to be material to its overall financial condition.

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

The Company was in full compliance with all regulatory capital requirements at December 31, 1997. The following table indicates the Company's actual capital levels at the dates indicated:

                                                      At December 31,
                                               1997         1996       1995
                                             --------    --------    --------
                                                   (Dollars in thousands)
Total assets (1) .........................   $597,861    $471,192    $416,781
Risk-based assets ........................    428,689     346,971     301,426
Tier I capital ...........................     48,192      45,063      41,398
Total capital ............................     53,553      48,963      44,688
Leverage ratio ...........................       8.26%       9.62%       9.93%
Tier I risk-based capital ratio...........      11.24       12.99       13.73
Total risk-based capital ratio............      12.49       14.11       14.83

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

Federal Home Loan Bank System. During 1994, Peoples was approved for membership in the Federal Home Loan Bank ("FHLB") System. FHLB membership will provide Peoples with a ready source from which to borrow short-term funds from time to time. The FHLB System consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. Peoples is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year. Peoples is currently in compliance with this requirement. At December 31, 1997, Peoples' investment in stock of the FHLB of Indianapolis was $2.3 million.

In past years, Peoples has received dividends on its FHLB stock. All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLBs' ability to pay dividends and the value of FHLB stock in the future. For the year ended December 31, 1997, dividends paid to Peoples by the FHLB of Indianapolis totaled $137,000 for an annual rate of 7.98%.

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

Certain regulatory capital ratios under the FDIC's risk-based capital guidelines for Peoples at December 31, 1997 are shown below:


Tier I Capital to Risk-Weighted Assets................            9.96%
Total Risk-Based Capital to Risk-Weighted Assets......           11.21
Tier I Leverage Ratio.................................            7.33

Dividend Limitations. Under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition.
The Company's Board of Directors has adopted a policy consistent with these guidelines. The FDIC also has authority to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank.

Under Indiana law, the Company is precluded from paying cash dividends if, after giving effect to such dividends, the Company would be unable to pay its debts as they become due or the Company's total assets would be less than its liabilities and obligations to preferential shareholders. Under Indiana law, Peoples may pay dividends so long as its capital is unimpaired and it has unimpaired retained surplus equal to 25% of capital. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). The most stringent capital requirements affecting Peoples, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. Peoples' capital levels currently exceed the criteria established to be designated as a "well capitalized" institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. At December 31, 1997, Peoples' total risk-based capital, Tier I risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized" by $5.2 million, $16.9 million and $13.5 million, respectively.

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

Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana. In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion. The Indiana Branching Law became effective March 15.

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

Prompt Corrective Action. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC may order a bank that has insufficient capital to take corrective actions. For example, a bank that is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a bank would be required to guarantee that the bank complies with the restoration plan. "Significantly undercapitalized" banks would be subject to additional restrictions. Banks deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Deposit Insurance. Peoples' deposits are insured up to $100,000 per insured account by the Bank Insurance Fund ("BIF") of the FDIC. As an institution whose deposits are insured by the BIF, Peoples is required to pay deposit insurance premiums to the BIF.

The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the Savings Association Insurance Fund ("SAIF") for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of December 31, 1997, the reserves of the BIF met the level required by law.

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


Forward Looking Statements

This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company or Peoples or their directors or officers, primarily with respect to future events and the future financial performance of the Company. The Company may also make other written or oral forward looking statements from time to time. Any such forward looking statements are not guarantees of future events or performance, involve risks and uncertainties and are subject to important factors that may cause actual results to differ materially from those projected or suggested in the forward looking statements. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; competition, including the risk of loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

Item 2.  Properties.

The Company's executive offices are located at Peoples' main office building. Peoples owns the main office building through a wholly-owned subsidiary. The main office building is a twelve story building located in downtown
Indianapolis. The main office branch is located on the first level of the building and, in addition, Peoples occupies the second, third, fourth, fifth and part of the sixth floors. The Board Room and training area are located on the twelfth floor. All other areas are leased to other tenants.


At December 31, 1997, Peoples operated 13 customer service offices, 8 of which are owned (including the main office) and 5 of which are leased under lease agreements with remaining terms (including renewal options) ranging from 1.6 to
22.2 years. The Company will develop plans and analyze opportunities to expand its number of locations if the expansion appears to represent a profitable opportunity. Peoples operations center on the north side of Indianapolis is leased for a term (including renewal options) ending 2010. In January 1997, Peoples closed its northside mortgage office and moved the staff to the operations center.


The following table provides certain information with respect to Peoples' properties as of December 31, 1997. All offices listed are located in Indianapolis, Indiana.

                                                                 Approximate
                                  Year Opened    "ART" ATM         Square
Description and Address           or Acquired    Location          Footage
-----------------------           -----------    --------          -------
Main Office
130 East Market Street               1905           ATM           3,500
Castleton Office
6071 East 82nd Street                1983           ATM           3,400
Chapel Hill Office (1)
7365 West 10th Street                1965           ATM           3,200
College Park Office (2)
8910 Wesleyan Road                   1985           ATM           6,647
Lafayette Road Office (1)
2802 Lafayette Road                  1956           ATM           3,200
Greenwood Place Office
7921 South U.S. Hwy. 31              1986           ATM           3,520
Lawrence Office
6909 East 38th Street                1951           ATM           3,275
Madison/Thompson Office
4940 Madison Avenue                  1963           ATM           2,800
71st & Keystone Office
2411 East 71st Street                1967           ATM           2,000
West 86th Street Office
1851 West 86th Street                1970           ATM           3,525
Winona Office (1)
3266 North Meridian                  1970                         2,000
Washington Square Office (1)
10001 East Washington Street         1995           ATM           2,801
Operations Center (1)
5840 West 74th Street                1990                         21,905

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Nonvoting Common Shares are quoted on the Nasdaq National Market under the symbol "PPLS." The following table sets forth the high and low bid prices per Nonvoting Common Share between January 1, 1995 and March 9, 1997.

Trading Period                        High                   Low
-------------------                  --------               ------
01/01/95 - 03/27/95                  10 15/16               9.5
04/01/95 - 06/30/95                  10 1/4                 9.5
07/01/95 - 09/30/95                  12                     9.5
10/01/95 - 12/31/95                  12 5/8                 11 5/8
01/01/96 - 03/31/96                  14 3/4                 12 1/8
04/01/96 - 06/30/96                  15 1/8                 12 3/8
07/01/96 - 09/30/96                  17 1/8                 14 1/4
10/01/96 - 12/31/96                  18 3/8                 16 1/2
01/01/97 - 03/31/97                  22 1/4                 17 1/2
04/01/97 - 06/30/97                  26 1/4                 21 3/4
07/01/97 - 09/30/97                  35 1/4                 25 1/2
10/01/97 - 12/31/97                  37 3/4                 29 3/4
01/01/98 - 03/09/98                  40 3/4                 35 1/4

As of March 9, 1998, there were 220 holders of record of the Company's Nonvoting Common Shares, of which 2,812,834 were issued and outstanding. As of such date, there were 37 holders of record of the Company's Voting Common Shares, of which 264,096 were issued and outstanding. The market for Voting Common Shares is inactive and management has no plans to list the Voting Common Shares on Nasdaq or any exchange.

The Company has paid cash dividends on its Common Shares every year since it was formed in 1986 and Peoples paid regular dividends for many years prior thereto. The per share amount of cash dividends declared for each quarter since the first quarter of 1995 are as follows:

                                                 Cash Dividends
                                              Per Common Share
Calandar Quarter
1995
First Quarter.......................                  $0.085
Second Quarter.........................                0.085
Third Quarter..........................                0.09
Fourth Quarter.........................                0.09

1996
First Quarter.......................                  $0.09
Second Quarter.........................                0.09
Third Quarter..........................                0.095
Fourth Quarter.........................                0.10

1997
First Quarter.......................                  $0.105
Second Quarter.........................                0.11
Third Quarter..........................                0.115
Fourth Quarter.........................                0.12


On March 19, 1998, the Company declared a dividend of $0.125 per share payable to shareholders of record March 31, 1998. The Company currently anticipates paying quarterly cash dividends at the rate indicated above, although the payment of dividends is subject to the discretion of the Board of Directors. The declaration of future dividends will depend on, among other things, the earnings, financial condition and cash requirements of the Company at the time such payment is considered, and on the ability of the Company to receive dividends from Peoples the amount of which is subject to regulatory limitations.

On June 19, 1997, the Board of Directors of the Company approved a split of the Company's Voting Common Shares and Nonvoting Common Shares, on the basis of two shares for each one of the issued and outstanding shares of each class, as of the close of business on June 30, 1997. The foregoing data give retroactive effect to such 2-for-1 share split.

Item 6.  Selected Consolidated Financial Data.

The following table sets forth certain selected financial information reflecting the operations and financial condition of the Company for each year in the five year period ended December 31, 1997. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein.

                                                                       As Of and For The
                                                                      Year Ended December 31,
                                                  1997         1996            1995            1994           1993
                                              -----------    -----------    -----------     -----------    -----------
                                                                       (Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Interest income ............................       $39,729        $32,251    $    31,034     $    24,806    $    23,132
Interest expense ...........................        18,119         14,044         14,869          10,462          8,747
                                               -----------    -----------    -----------     -----------    -----------

Net interest income ........................        21,610         18,207         16,165          14,344         14,385
Provision for loan losses ..................         1,800          1,125            536             528            606
                                               -----------    -----------    -----------     -----------    -----------

Net interest income after
          provision for loan losses ........        19,810         17,082         15,629          13,816         13,779
Other operating income .....................         5,953          5,437          4,868           4,819          4,912
Other operating expense ....................        16,469         14,794         15,316          14,885         13,293
                                               -----------    -----------    -----------     -----------    -----------

Income before income taxes
          and cumulative effect of change in
          accounting method (1) ............         9,294          7,725          5,181           3,750          5,398
Income taxes ...............................         3,016          2,316          1,295             865          1,676
                                               -----------    -----------    -----------     -----------    -----------

Income before cumulative effect of
          change in accounting method (1) ..         6,278          5,409          3,886           2,885          3,722
Cumulative effect of change in
accounting method (1) ......................             0              0              0                          0 100
                                               -----------    -----------    -----------     -----------    -----------

          Net income .......................   $     6,278    $     5,409    $     3,886     $     2,885    $     3,822
                                               ===========    ===========    ===========     ===========    ===========

Consolidated Balance Sheets Data:
Assets .....................................   $   598,476    $   471,478    $   417,019     $   425,075    $   366,304
Held-to-maturity securities ................            --             --             --                    113,823 100,349
Available-for-sale securities ..............       153,870         94,589        107,745          55,177         43,939
Loans held for sale ........................           561            421          2,557             761          5,007
Total loans ................................       406,893        332,953        271,093         214,390        171,833
Allowance for loan losses ..................         5,516          3,900          3,290           2,704          2,513
Deposits ...................................       508,311        411,805        351,762         346,577        315,074
Shareholders' equity .......................        48,817         45,349         41,636          38,477         29,216
Average shares outstanding basic ...........     3,112,319      3,168,260      3,190,644       3,364,042      2,548,024
Average shares outstanding diluted .........     3,153,051      3,178,202      3,190,644       3,364,042      2,548,024
Per Share Data:
Income before cumulative effect of
change in accounting method (1) basic ......          2.02           1.71           1.22            0.86           1.46
    diluted ................................          1.99           1.70           1.22            0.86           1.46
Net Income basic ...........................          2.02           1.71           1.22            0.86           1.50
     diluted ...............................          1.99           1.70           1.22            0.86           1.50
Cash dividends declared ....................          0.45           0.38           0.35            0.33           0.18
Book value (2) .............................         15.87          14.42          13.10           11.82          11.47
Other Statistics and Operating Data:
Return on average assets ...................          1.18%          1.21%          0.89%           0.73%          1.05%
Return on average equity ...................         13.40          12.62           9.70            7.56          14.16
Net interest margin (3) ....................          4.48           4.67           4.27            4.21           4.61
Efficiency ratio (4) .......................         57.90          60.06          69.18           73.48          66.01
Average loans to average deposits ..........         75.80          76.27          70.65           57.75          54.02
Dividend payout ratio ......................         22.24          21.91          28.64           38.37          11.66
Allowance for loan losses to loans
at the end of period .......................          1.35           1.17           1.20            1.26           1.42
Allowance for loan losses to non-
performing loans ...........................        141.15       1,378.09         256.43          164.38         117.98
Nonperforming loans to loans
at the end of period .......................          0.90           0.09           0.47            0.76           1.20
Net charge-offs to average loans ...........           .05           0.17          (0.02)           0.18           0.23
Number of offices ..........................            13             13             15              15             13
Capital Ratios:
Average shareholders' equity to
average assets .............................          8.78%          9.61%          9.14%           9.62%          7.45%
Leverage ratio .............................          8.26           9.62           9.93            9.26           7.98
Total risk-based capital ratio .............         12.49          14.11          14.83           15.34          14.44
                                               -----------    -----------    -----------     -----------    -----------

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

Earnings Summary

The Company's net income for 1997 was $6,278,000 compared with net income for 1996 of $5,409,000, an increase of $869,000 or 16.1%. Net income for 1995 was
$3,886,000. Earnings per share assuming full dilution were $1.99 in 1997, $1.70 for 1996 and $1.22 for 1995.

Net Interest Income

Net interest income is the principal component of net income for the Company and is determined by the relative size and characteristics of interest-earnings assets and interest-bearing liabilities. For the years ended December 31, 1997, 1996 and 1995, net interest income was $21,610,000, $18,207,000 and $16,165,000, respectively. This represents an increase in 1997 of $3,403,000 (18.7%), and an increase in 1996 of $2,042,000 (12.6%). Increased net interest income contributed significantly to the net income growth during the period.

Average earning assets increased to $502,486,000 in 1997 from $411,118,000 in 1996, an increase of $91,368,000 (22.2%). Average loans increased $69,845,000
(23.6%) to $366,155,000 in 1996. Increasing loan balances were a primary driver for the increase in net interest income during 1997. Increases in security balances were also a source of growth in net interest income. As part of its efforts to manage interest rate risk, the Company increased its balances of fixed rate securities.

As interest rates declined, this contributed to an increase in the unrealized gain on securities (net of tax) to $615,000 at December 31, 1997 from $286,000 at December 31, 1996. Increases in loans and securities were funded through significant increases in time deposits. Average deposits increased $82,121,000 (21.1%) to $470,611,000 in 1997 from $388,490,000 in 1996. The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the dollar amount of interest income and interest expense, and the resulting yield on average earning assets and rates on average interest-bearing liabilities. Average balances are also provided for non-earning assets, non-interest-bearing liabilities and shareholders' equity.


                                                               Years ended December 31,

                                               1997                                1996                          1995

                                                              (Dollar amounts in thousands)

                                         Average               Average   Average            Average    Average             Average
                                         Balance      Interest  Rate     Balance Interest    Rate      Balance   Interest    Rate
Assets
Interest-earning assets:
   Interest-earning deposits                  $--        $--     --%       $833      $45       5.40%     $384         $22    5.73%

   Federal funds sold                      14,617        730    4.99     15,995      844       5.28     7,530         444    5.90
   Investment securities:
      Taxable                              87,529      5,758    6.58     62,814    3,372       5.37    99,280       5,614    5.65
      Tax-exempt                           34,185      1,577    4.61     35,167    1,779       5.06    38,901       1,984    5.10
   Loans (1)                              364,081     31,532    8.66    294,141   26,074       8.86   256,035      22,805    8.91
   Tax-exempt loans                         2,074        132    6.35      2,169      137       6.32     2,460         165    6.71

   Total interest-earning assets          502,486     39,729    7.91    411,119   32,251       7.84   404,590      31,034    7.67
Non-earning assets:
   Cash and due from banks                 21,570                        24,571                        22,743
   Bank premises and equipment, net         6,514                         7,127                         8,461
   Other non-earning assets                 7,722                         6,957                         5,782
   Allowance for loan losses               (4,739)                       (3,634)                       (3,091)
                                                                                                       ------
      Total assets                      $ 533,553                     $ 446,140                      $438,485

Liabilities and shareholders'
  equity Interest-bearing liabilities:
   Transaction accounts                    36,262        574    1.58%    37,342      772       2.07%   37,488         778    2.08%
   Savings deposits                       180,701      6,826    3.78    168,726    6,483       3.84   147,281       6,087    4.13
   Time deposits                          171,281     10,163    5.93    103,597    6,216       6.00   106,279       3,305    5.93
   Short-term borrowings                   12,418        556    4.48     12,222      573       4.69    29,941       1,699    5.67

      Total interest-bearing liabilities  400,662     18,119    4.52    321,887   14,044       4.36   320,989      14,869    4.63

Non-interest-bearing liabilities:
   Demand deposits                         82,367                        78,825                        74,816
   Other liabilities                        3,656                         2,556                         2,612
Shareholders' equity                       46,868                        42,872                        40,068
   Total liabilities and
     shareholders' equity               $ 533,553                     $ 446,140                      $438,485
Net interest income                                   21,610                      18,207                           16,165
Net interest spread                                             3.39%                          3.48%                         3.04%
Net interest margin                                             4.30                           4.43                          4.00

Tax-equivalent data: (2)
   Tax-equivalent adjustment                             880                         987                            1,107

   Adjusted net interest income                    $  22,490                     $19,194                      $    17,272
   Net interest spread                                          3.56%                         3.72%                          3.31%
   Net interest margin                              4.48                     4.67                             4.27


Net interest income also depends on the rates earned on assets and paid on liabilities. The net interest margin represents net interest income as a percent of average earning assets. The net interest margin decreased to 4.30% in 1997 from 4.43% in 1996, but was still up from 4.00% in 1995. The most significant reason for the decrease in the net interest margin in 1997 was the increase in security balances. While this strategy reduced interest rate risk, enhanced net interest income, and resulted in significant unrealized gains, it also reduced the net interest margin. Had the Company not initiated this transaction during 1997, the net interest margin would have increased between 1996 and 1997. In addition, during 1997, the Company repositioned much of its securities portfolio to be longer term as part of a strategy to balance interest rate risk, further contributing to the increase in the unrealized gain on securities, and locking in a higher rate of return on that portfolio. The following table presents the change in interest income or interest expense which is attributable to the change in the average balance (volume) and the change in interest income or interest expense which is related to change in rates. Changes in balances were responsible for an increase in net interest income of $2,814,000 during 1997 as both securities and loans grew and were funded by growth in time deposits and, to some extent, savings deposits. The most significant change due to rate was the increase in the yield on securities, more than offsetting declines in net interest income resulting from lower loan rates. Also, deposit rates were generally lower in 1997 as compared to 1996, despite the significant growth in balances.

                                                     Year ended December 31,

                                                          1997 vs. 1996

                                                             Change            Change
                                             Total           Due To            Due To
                                            Change           Volume             Rate

                                                     (Dollars in thousands)
Interest income:
    Interest-earning deposits        $         (45)    $         (45)     $        -
    Federal funds sold                        (114)              (73)             (41)
    Securities                               2,184             1,248              936
    Loans                                    5,453             6,191             (738)
                                      ------------      ------------    -------------
       Total interest income                 7,478             7,321              157
    Interest expense:
    Transaction accounts                      (198)              (22)            (176)
    Savings deposits                           343               460             (117)
    Time deposits                            3,947             4,061             (114)
    Short-term borrowings                      (17)                9              (26)
                                      ------------      ------------    -------------
          Total interest expense             4,075             4,508             (433)
                                      ------------      ------------    -------------
       Net interest income             $     3,403       $     2,813    $         590



Non-Interest Income

Non-interest income was $5,953,000 in 1997, $5,437,000 in 1996 and $4,868,000 in
1995. The increase in 1997 of $516,000 (9.5%) followed an increase of $569,000 (11.7%) in 1996. Trust fees increased both in 1997 and 1996, $204,000 (15.2%)
and $38,000 (2.9%), respectively.

The increase in revenue from the Trust & Investment Management Group in 1997 is reflective of the continuing sales effort and the increased focus on growth. Management believes that the Trust & Investment Management Group possesses a competitive advantage by offering customers local trust and funds management services. Service charges on deposit accounts and other retail related fees increased $452,000 to $2,963,000 during 1997 following an increase of $463,000 in 1996. Fee income increased for a variety of services. Fees charged to customers for overdrawn accounts were up in 1997, as were fees charged to business customers who did not maintain significant balances but utilized a variety of cash management related services. Peoples provides free access to automated teller machines to customers who maintain checking accounts with the bank, but implemented a fee for non-customers who use Peoples Bank automated teller machines. This new fee produced $230,000 during 1997, an increase from $105,000 in 1996 when the fee was only in place for six months.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market, service fee revenue earned from servicing those loans after they are sold and, in 1995, a gain on the sale of loan servicing rights. Mortgage banking revenue, as reflected in the Company's financial statements, has not been reduced by the associated costs, such as compensation expense, which is shown elsewhere within non-interest expense. Mortgage banking revenue was $430,000 in 1997, $713,000 in 1996 and $843,000 in 1995. This reflects a decrease in 1997 of $283,000 (39.7%) against a decrease in 1996 of $130,000 (15.4%). The sale of loan servicing rights during 1995 generated $380,000. The decrease in mortgage banking revenue can be attributed to a change in strategy which focused Peoples on generating less volume, with an emphasis on loans which would not be sold into the secondary market but would remain on the balance sheet. At December 31, 1997 the Company serviced mortgage loans with an aggregate outstanding principal balance of approximately $101 million.

The Company does not engage in the purchase and sale of securities with the intent to generate gains. The Company may sell available-for-sale securities for liquidity or to manage its asset/liability position. During 1997, such sales, as well as gains and losses realized when securities were called prior to their maturity, generated net losses of $50,000 compared to net losses of $63,000 during 1996.


Non-Interest Expense

Non-interest expense, or overhead, includes the costs of personnel, occupancy, equipment, insurance, and other costs of sustaining operations. Overhead for the years ended December 1997, 1996 and 1995 was $16,469,000, $14,794,000 and
$15,316,000, respectively. This reflects an increase of $1,675,000 (11.3%) in 1997 compared to a decrease of $522,000 (3.4%) in 1996. More than half of total non-interest expense is comprised of salaries and employee benefits. Salaries and employee benefit expense increased $965,000 (12.0%) compared to a decrease of $564,000 (6.6%) in 1996. During 1997, Peoples added staff in critical areas to enhance its sales and service capacity and to accommodate the bank's strong growth. The decrease in salary and benefit expense during 1996 resulted from the reorganization of certain operations to improve process efficiency. Advertising expense increased $147,000 in 1997, following a decrease of $106,000 in 1996. FDIC insurance expense was $52,000 during 1997, up from $2,000 in 1996, but down from $386,000 during 1995 as a result of changes in the FDIC's assessment rate. Other expenses increased $501,000 due to increases in training and professional services aimed at improving the bank's ability to increase market share, retain existing relationships, and improve profitability.

Income Taxes

The Company's income tax expense was affected primarily by the level of pre-tax income. As income increased, tax expense did as well. Tax expense for 1997 increased $700,000 following an increase of $1,021,000 during 1996. The Company can and does purchase tax-free securities and originates tax-free loans as a means of generating tax-free income, effectively mitigating tax expense. The Company also has invested in several low income housing tax partnerships with the intent of generating lower income tax expense in future years, in addition to serving the community by providing subsidized housing for lower income families. Another measure of the Company's tax expense is the effective tax rate. It increased from 25.0% in 1995 to 30.0% in 1996 to 32.5% in 1997. Without tax favored and tax credit producing investments, the Company's maximum effective tax rate would be approximately 40.0%.

Net deferred tax assets at December 31, 1997 and 1996 were $1,963,000 and $1,346,000. Deferred tax assets result, primarily, from book bad debt deductions in excess of those deductible for tax purposes. The asset will be realized as loans are charged off in future periods. Based on the Company's historical levels of taxable income and the relatively small size of the deferred tax assets recorded, management does not believe a valuation allowance for those assets was needed at December 31, 1997.

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

The following tables illustrate the repricing opportunities, or "rate sensitivity," of interest-earning assets and interest-bearing liabilities. A repricing may occur if the rate on the asset or liability changes as interest rates change, or, when the rate is fixed, at the time they mature. The "gap" is the difference between rate sensitive assets and rate sensitive liabilities within a specific time frame. Gap is considered an indicator of the effect a change in interest rates may have on net interest income.


                                                                   At December 31, 1997

                                                                   Repriceable or Maturing Within

                                          0 to 3       3 to 6      6 Months      1 to 5        After 5
                                          Months       Months      to 1 Year      Years         Years        Total

                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans                                  $210,991    $  32,666    $  49,999     $111,753   $    2,045       $407,454
  Available-for-sale securities             8,683       18,467       14,368      101,332       11,020        153,870
                                    --------------------------------------------------------------------------------
    Total interest-earning assets         219,674       51,133       64,367      213,085       13,065        561,324

Interest-bearing liabilities:
  Savings accounts                        215,295            -            -            -            -        215,295
  Time deposits                            54,589       23,142       22,255      110,591          307        210,884
  Short-term borrowings                    34,380            -            -            -            -         34,380
                                    --------------------------------------------------------------------------------
    Total interest-bearing liabilities    304,264       23,142       22,255      110,591          307        460,559
                                    --------------------------------------------------------------------------------
   Asset (liability) gap                $ (84,590)   $  27,991    $  42,112     $102,494    $  12,758       $100,765
                                    ================================================================================

   Cumulative asset (liability) gap     $ (84,590)   $ (56,599)   $ (14,487)     $88,007     $100,765

   Cumulative gap to total assets           -14.1%        -9.5%        -2.4%        14.7%         16.8%


As of December 31, 1997, the Company's rate sensitive liabilities exceeded rate sensitive assets through one year. This would indicate that when rates increase, net interest income may decline. In order to accurately determine the effect of changes in interest rates, the repricing effect of each type of interest-earning asset and interest-bearing liability must be measured. Assets and liabilities have different characteristics and the magnitude of change differs for each. Management continually monitors the changes to net interest income which may result from changing interest rates.

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

Liquidity

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. The Company's loan portfolio, excluding loans held for sale, increased to $406,893,000 at December 31, 1997 from $332,953,000 at December 31, 1996, an increase of $73,940,000 (22.2%). Increases in deposits provided funding for loan growth in 1997. Total deposits at December 31, 1997 were $508,311,000, an increase of $96,506,000 from balances of $411,805,000 at
December 31, 1996.

A measure of liquidity is the loan to deposit ratio. As of December 31, the net loan to deposit ratio was 80.1% in 1997, and 80.9% in 1996. At these levels, management believes that Peoples had adequate liquidity to meet its current and future needs.

Loan commitments include unfunded portions of lines of credit and commercial letters of credit. These unfunded commitments may or may not require funding. At December 31, 1997 and 1996, such commitments totaled $114,769,000 and
$106,546,000, respectively. Loan commitments generate fee income for the Company.

Loan Quality

The Company has maintained a high level of quality in the loan portfolio. Non-performing loans are those loans which are past due more than 90 days and still accruing interest, and those loans on which the Company no longer accrues interest. As of December 31, 1997 and 1996, non-performing loans totaled $3,908,000 and $283,000, respectively. As a percent of total loans, non-performing loans were .96% at December 31, 1997 and .09% at December 31, 1996. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. The Company's average investment in impaired loans during 1997 and 1996 was $4,253,000 and $1,068,000 respectively. At December 31, 1997, $5,241,000 of loans were deemed to be impaired and $1,145,000 of the allowance for loan losses was allocated to those loans. The loans that are classified as impaired and are still accruing interest are generally collateralized and currently making payments. However, based on past experience with the customer and their analysis of the situation, management believes that it is not probable that these loans will be repaid in accordance with the contractual terms of the loan agreement. As a result, management classifies these loan relationships as impaired.

The provision for loan losses is a charge to earnings to provide for potential loan losses. The provision for loan losses was $1,800,000 in 1997, $1,125,000 in 1996 and $536,000 in 1995. The increase in the provision for loan losses in 1997 and 1996 was considered necessary by management to maintain the allowance at a desirable level and provide for the substantial loan growth during the years. The adequacy of the allowance for loan losses is evaluated at least quarterly by management based upon a review of identified loans with more than a normal degree of risk, historical loss percentages, and present and forecast economic conditions affecting borrowers. At December 31, the allowance for loan losses was $5,516,000 for 1997 and $3,900,000 for 1996. As a percent of total loans, the allowance for loan losses was 1.35% at December 31, 1997 and 1.17% at December 31, 1996. Management's analysis indicates that the allowance for loan losses at December 31, 1997 was adequate to cover potential losses on identified loans with credit problems and on the remaining portfolio based on historical percentages. See also, "Item 1. Business - Asset Quality and Provision for Loan Losses," above.

Gross loan charge-offs in 1997, 1996 and 1997 were $488,000, $607,000 and $125,000, respectively. As a percentage of average loans, gross loan charge-offs were .13%, .21% and .05% for those periods.

Capital Position

Both the Company and Peoples are  required to comply with  capital  requirements promulgated by their primary regulators. Those regulations require the maintenance of specified levels of capital to total assets (the leverage ratio) and to risk-weighted assets (the risk-based capital ratio). These regulations require maintaining a leverage ratio of 3% for sound entities and a total risk-based capital ratio of at least 8%.

The Company and Peoples were in full compliance with all regulatory capital requirements at December 31, 1997.

The table indicates the Company's actual capital levels at the dates indicated.

                                                      At December 31,
                                        1997               1996                 1995
                                                 (Dollars in thousands)

Tier I capital                      $  48,192            $  45,063             $  41,398
Total capital                          53,553               48,963                44,688
Leverage ratio                           8.26%                9.62%                9.93%
Tier 1 risk-based capital ratio         11.24%               12.99%               13.73%
Total risk-based capital ratio          12.49%               14.11%               14.83%

New Accounting Pronouncements

Financial Accounting Standard No. 130, "Reporting Comprehensive Income," is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity other than those resulting from investments by owners or distributions to owners. Net income is, therefore, a component of comprehensive income. While full disclosure for each reported period is required in year-end financial statements, interim financial statements need only disclose total comprehensive income for each reported period. The Standard does not mandate a specific format for reporting comprehensive income, but does require that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Implementation of this Standard will require additional disclosures in future financial reports but will not otherwise affect the Company.

Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," is effective for reported periods included in year-end financial statements for fiscal years beginning after December 15, 1997 and for all reported periods in interim financial statements for reporting periods following the first required full fiscal year disclosures. FAS No. 131 establishes new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to shareholders. FAS No. 131 supersedes the industry approach to segment disclosures previously required by FAS No. 14, "Financial Reporting for Segments of Business Enterprise," replacing it with a method of segment reporting which is based on the structure of an enterprise's internal organization reporting. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Management expects that implementation of this Standard may result in the identification of other reportable business segments.

Year 2000 Compliance

Because computer memory was so expensive on early mainframe computers, some computer programs used only the final two digits for the year in the date field and assumed that the first two digits were "19." As a result, some computer applications may be unable to interpret the change from year 1999 to year 2000. Peoples has identified a number of critical software vendors, and is in the process of communicating with each vendor about their compliance with the Year 2000 issue. Peoples has no internally generated code, and all of its core processing is supplied by FISERV, one of the nation's leading software suppliers for community banks. Management believes that Peoples' core processing systems will be Year 2000 compliant by the middle of 1998, and anticipates completion of testing by the end of 1998. As a result, management does not believe that the Year 2000 issue represents a significant risk to Peoples' operations, and the expense in connection with Year 2000 compliance is not expected to be material to its overall financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. Peoples has entered into variable pay interest rate swaps in the notional amount of $20 million with other financial institutions. This means that Peoples receives a fixed rate of interest calculated on $20 million and pays a variable rate of interest calculated on $20 million. These swaps were purchased to hedge risk because Peoples had funded growth in variable rate assets with fixed rate CD's. If interest rates declined, bank earnings would have decreased on variable rate loans, which would have been offset with earnings on the swaps. The Board of Directors has approved a policy regarding derivative financial instruments, and has included limits on the use of these instruments tied to the term of the swap and the credit risk of the other financial institution. Peoples is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by Peoples. Standby letters of credit are conditional commitments issued by Peoples to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. Peoples' exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes that certain risks are inherent and the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a recently instituted interest rate shock simulation report. Peoples has no market risk-sensitive instruments held for trading purposes. It appears that Peoples' market risk is reasonable at this time. The condensed GAP report summarizing the Company's interest rate sensitivity is as follows:



TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

The following table presents (dollars in thousands) the scheduled maturity of market risk sensitive instruments at December 31, 1997:


Maturing in:
                                                                                                                Fair
                                    1998       1999       2000       2001       2002       2003+     Total      Value
---------------------------------------------------------------------------------------------------------------------
ASSETS
   Fixed Securities........       48,221     35,398     23,925     13,145      9,271      8,841    138,801    138,801
   Rate....................         6.48%      6.44%      6.52%      6.39%      6.12%      6.16%      6.42%

   Variable Securities.....        4,519      3,528      2,478      1,100        725      2,719     15,069     15,069
   Rate....................         6.62%      6.59%      6.65%      6.67%      6.70%      7.76%      6.83%

   Fixed Rate Loans........       43,899     22,232     11,309      5,056      1,472      1,388     85,356     86,518
   Rate....................         8.63%      8.68%      8.83%      8.88%      8.12%      8.13%      8.66%

   Fixed Rate Loans........       90,068     29,361     15,250     10,006      8,054     29,615    182,354    182,480
   Rate....................         9.06%      9.17%      9.17%      9.11%      9.11%      9.14%      9.11%

   Adjustable Rate Loans...       43,527     29,214     21,096     14,030      9,743     22,134    139,744    140,456
   Rate....................         8.16%      8.11%      8.02%      7.96%      7.91%      9.59%      8.32%
                                 -------    -------     ------     ------     -------     -----    -------    -------
   Total...................      230,234    119,733     74,058     43,337     29,265     64,697    561,324    563,324
   Rate....................         8.16%      7.94%      7.85%      7.83%      7.65%      8.81%      8.12%

LIABILITIES
   Savings, NOW,
     MMKT Deposits.........      215,295                                                           215,295   (215,295)
   Rate....................         3.60%                                                             3.60%

   CD's....................       99,398     78,555     26,859      3,013      2,752        307    210,884   (211,773)
   Rate....................         5.36%      5.99%      6.09%      5.86%      6.09%      7.45%      5.71%

   Short-Term Borrowings...       34,380                                                            34,380    (34,380)
   Rate....................         5.44%                                                             5.44%
                                 -------    -------     ------     ------     -------     -----    -------    -------
   Total...................      349,073     78,555     26,859      3,013      2,752        307    460,559   (461,448)
   Rate....................         4.67%      5.99%      6.09%      5.86%      6.09%      7.45%      4.70%


Item 8. Financial Statements and Supplementary Data.

                         Report of Independent Auditors




Board of Directors and Shareholders
Peoples Bank Corporation of Indianapolis
Indianapolis, Indiana


We have audited the consolidated balance sheets of Peoples Bank Corporation of Indianapolis as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bank Corporation of Indianapolis as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 12, 1998


                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                          (Dollar amounts in thousands)

Assets                                                                    1997                    1996
Cash and cash equivalents                                              $  25,462                $  32,252
Available-for-sale securities (Note 2)                                   153,870                   94,589
Loans held for sale, net                                                     561                      421
Total loans (Note 3)                                                     406,893                  332,953
     Allowance for loan losses (Note 4)                                   (5,516)                  (3,900)
                                                                     -----------              -----------
         Loans, net                                                      401,377                  329,053
Premises and equipment, net (Note 5)                                       7,482                    7,923
Accrued income and other assets                                            9,556                    7,026
Gold, at fair value                                                          168                      214
                                                                    ------------             ------------
                                                                        $598,476                 $471,478
                                                                        ========                 ========

Liabilities and Shareholders' Equity



Liabilities
     Deposits
         Non interest-bearing accounts                                 $  82,132                $  83,911
         Savings and NOW                                                 215,295                  216,146
         Time deposits (Note 6)                                          210,884                  111,748
                                                                       ---------                ---------
              Total deposits                                             508,311                  411,805
     Short-term borrowings (Note 7)                                       34,380                   10,266
     Accrued expenses and other liabilities                                6,968                    4,058
                                                                     -----------              -----------
         Total liabilities                                               549,659                  426,129
                                                                       ---------                ---------

Shareholders' equity
     Common shares, no par
value:
         Authorized:
              Voting - 300,000 shares
              Non-voting - 4,000,000 shares
         Issued:
              Voting - 264,456 shares (1997)
                 and 280,000 shares (1996)                                   897                      950
              Non-voting - 2,812,394 shares (1997)
                 and 2,866,424 shares (1996)                              13,085                   14,775
     Retained earnings                                                    34,220                   29,338
     Net unrealized gain on available-for-sale securities                    615                      286
                                                                    ------------             ------------
         Total shareholders' equity                                       48,817                   45,349
                                                                      ----------               ----------
                                                                        $598,476                 $471,478
                                                                        ========                 ========

See accompanying notes.

                        Consolidated Statements of Income
                  Years ended December 31, 1997, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)

                                                             1997             1996               1995
Interest income
     Loans, including related fees                       $  31,664        $  26,211            $  22,970
     Federal funds sold                                        730              889                  466
     Securities
       Taxable                                               5,758            3,372                5,614
       Tax exempt                                            1,577            1,779                1,984
                                                        ----------      -----------          -----------
         Total interest income                              39,729           32,251               31,034

Interest expense
     Deposits                                               17,563           13,471               13,170
     Short-term borrowings                                     556              573                1,699
                                                      ------------     ------------          -----------
         Total interest expense                             18,119           14,044               14,869
                                                        ----------       ----------           ----------

Net interest income                                         21,610           18,207               16,165
Provision for loan losses (Note 4)                           1,800            1,125                  536
                                                       -----------      -----------         ------------

Net interest income after provision for loan losses         19,810           17,082               15,629

Non-interest income
     Trust fees                                              1,546            1,342                1,304
     Service charges and fees                                2,963            2,511                2,048
     Mortgage banking revenue                                  430              713                  843
     Net gain/loss on securities (Note 2)                      (50)             (63)                (112)
     Other                                                   1,064              934                  785
                                                       -----------     ------------         ------------
         Total non-interest income                           5,953            5,437                4,868

Non-interest expense
     Salaries and employee benefits (Note 8)                 8,994            8,029                8,593
     Occupancy (net)                                         1,546            1,602                1,427
     Equipment                                               1,078            1,010                1,248
     FDIC insurance                                             52                2                  386
     Advertising                                               521              374                  480
     Other                                                   4,278            3,777                3,182
                                                        ----------       ----------          -----------
         Total non-interest expense                         16,469           14,794               15,316
                                                         ---------        ---------           ----------

Income before income taxes                                   9,294            7,725                5,181
Income tax expense (Note 9)                                  3,016            2,316                1,295
                                                       -----------      -----------          -----------

Net income                                             $    6,278       $    5,409          $      3,886
                                                       ==========       ==========          ============

Per share data (Note 10)
     Earnings per share                                $      2.02      $       1.71        $       1.22
     Earnings per share, assuming dilution             $      1.99      $       1.70        $       1.22

See accompanying notes.

                       Consolidated Statements of Changes
                             in Shareholders' Equity

                  Years ended December 31, 1997, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)


                                                                                 Net Unrealized
                                                                                Gain/(Loss) on
                                            Common           Retained           Available-for-
                                              Shares          Earnings           Sale Securities         Total

Balance January 1, 1995                     $  17,119           $  22,341         $      (983)          $ 38,477
Net income                                          -               3,886                   -               3,886
Cash dividends ($.35 per share)                     -              (1,113)                  -             (1,113)
Redemption of 77,248 non-voting
   shares                                        (835)                  -                  -                (835)
     Change in net unrealized gain/(loss)           -                   -               1,221              1,221
                                         --------------    --------------          ----------         ----------

Balance December 31, 1995                      16,284              25,114                 238             41,636
Net income                                          -               5,409                   -              5,409
Cash dividends ($.38 per share)                     -              (1,185)                  -             (1,185)
Redemption of 33,560 non-voting                  (559)                  -                   -               (559)
     shares
Change in net unrealized gain/(loss)                -                   -                  48                 48
                                       --------------      --------------        ------------       ------------

Balance December 31, 1996                      15,725              29,338                 286             45,349

Net income                                          -               6,278                   -              6,278
Cash dividends ($.45 per share)                     -              (1,396)                  -             (1,396)
Redemption of 15,544 voting and
   54,030 non-voting shares                    (1,743)                  -                   -             (1,743)
Change in net unrealized gain/(loss)                -                   -                 329                   329
                                       --------------      --------------         -----------           -----------

Balance December 31, 1997                   $  13,982           $  34,220         $       615          $  48,817
                                            =========           =========         ===========          =========

See accompanying notes.

                      Consolidated Statements of Cash Flows
                        December 31, 1997, 1996 and 1995
                          (Dollar amounts in thousands)

                                                                  1997               1996              1995
                                                              --------------------------------------------------
Cash flows from operating activities
     Net income                                               $     6,278      $     5,409       $     3,886
     Adjustments to reconcile net income to net cash
        from operating activities
         Depreciation and amortization                              1,067            1,032             1,252
         Provision for loan losses                                  1,800            1,125               536
         Net loss on securities                                        50               63               112
         Net amortization on securities                               104              362               540
         Net gain on sale of loans                                   (200)            (488)             (238)
         Net change in loans originated for sale                       60            2,624            (1,558)
         Deferred tax benefit                                        (832)            (399)             (346)
         Change in assets and liabilities
           Interest receivable                                       (617)             383               298
           Interest payable                                         1,134              141               384
           Income tax payable                                         257               38               546
           Other liabilities                                        1,776              321             1,121
           Other assets                                            (1,507)            (469)           (1,138)
                                                              -----------     ------------       -----------
                Net cash from operating activities                  9,370           10,142             5,395

Cash flows from investing activities
     Proceeds from maturities of held-to-maturity
        securities                                                      -                -            21,013
     Proceeds from sales of available-for-sale securities          16,707            8,605            36,104
     Proceeds from maturities of available-for-sale
        securities                                                 24,066           49,771            16,590
     Purchase of available-for-sale securities                    (99,664)         (45,566)          (11,085)
     Loans made to customers, net of principal
        collections thereon                                       (74,124)         (62,375)          (56,653)
     Property and equipment expenditures, net                        (626)            (211)           (1,044)
                                                             ------------     ------------       -----------
         Net cash from investing activities                      (133,641)         (49,776)            4,925

Cash flows from financing activities
     Net change in deposits                                        96,506           60,043             5,185
     Net change in short-term borrowings                           24,114           (9,790)          (17,905)
     Redemption of common shares                                   (1,743)            (559)             (835)
     Dividends paid                                                (1,396)          (1,185)           (1,113)
                                                              -----------      -----------       -----------
         Net cash from financing activities                       117,481           48,509           (14,668)
                                                               ----------      -----------        -----------

Net change in cash and cash equivalents                            (6,790)           8,875            (4,348)
Cash and cash equivalents at beginning of year                     32,252           23,377            27,725
                                                              -----------      -----------       -----------

Cash and cash equivalents at end of year                       $   25,462       $   32,252        $   23,377
                                                               ==========       ==========        ==========
     Cash paid during the year for:
         Interest                                              $   16,985       $   13,903        $   14,485
         Income taxes                                               3,591            2,870             1,495

See accompanying notes.

                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
               Note 1 - Summary of Significant Accounting Policies

Basis of Reporting

The consolidated financial statements include Peoples Bank Corporation of Indianapolis ("the Company"), its wholly-owned subsidiary, Peoples Bank & Trust Company ("Peoples") and Peoples' wholly-owned subsidiaries, Peoples Building Corporation and Peoples Investment Services, Inc. Intercompany transactions are eliminated in consolidation.

Description of Business

The Company operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets. Peoples provides commercial and retail banking and trust services to its customers from its main office and branches located in Marion County, Indiana. The majority of Peoples' income is derived from commercial and retail business lending activities and investments. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of Peoples' loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates

Management makes estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates and assumptions may change in the future, and future results could differ. Significant areas involving the use of management's estimates and assumptions that are more susceptible to change in the near term include the allowance for loan losses, the fair values of certain securities, and the deter-mination and carrying value of impaired loans.

Securities

The Company has designated all of its securities as available-for-sale securities. Available-for-sale securities are those securities which might be sold before maturity, and they are carried at fair value with the net unrealized holding gain or loss reflected, net of tax, as an adjustment to shareholders' equity.

Securities are written down to fair value when a decline in fair value is not temporary. Premium amortization is deducted from and discount accretion is added to interest income using the level yield method. The cost of securities sold is computed on the identified securities method.

Mortgage Banking Activities

Peoples sells certain fixed rate first mortgage loans on the secondary market. Loans held for sale are carried at the lower of cost or estimated fair value determined on an aggregate basis. At December 31, 1997 and 1996, the estimated fair value of loans held for sale exceeded their cost. Mortgage banking revenue includes gains/losses realized when such loans are sold and service fee revenue earned after the sale, offset by the amortization of capitalized loan servicing rights.

Servicing rights represent the allocated value of servicing rights retained on loans sold in 1996 and 1997. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Interest Income on Loans

Interest income is accrued over the term of the loans based on the principal outstanding. Loans are placed on nonaccrual status when the collection of interest becomes doubtful. Loan fees, net of certain direct loan origination costs, are deferred and recognized as an element of interest income over the term of the loan using the level yield method.

Allowance for Loan Losses

The  allowance  for loan  losses  is a  valuation  allowance,  increased  by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Management evaluates all loans selected for specific review during their analysis of the allowance for loan losses for impairment. In general, loans classified as doubtful or loss are considered impaired, while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to reevaluate the credit under its normal evaluation procedures.

The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are included in the provision for loan losses expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated on the straight-line and declining-balance methods over the estimated useful lives of the assets. Maintenance and repairs are expensed and major improvements are capitalized.

Other Real Estate

Other real estate acquired through foreclosure is carried at the lower of cost (fair value at foreclosure) or fair value less estimated selling costs. Expenses incurred in carrying other real estate are charged to operations as incurred.

Income Taxes

Income tax expense is the sum of the current year income tax due, plus or minus the change in deferred taxes. Deferred tax liabilities and assets are the expected future tax consequences of temporary differences between the carrying values and tax bases of assets and liabilities computed using enacted rates. Recognition of deferred tax assets is limited by the establishment of a valuation reserve unless management concludes that they are more likely than not going to result in future tax benefits to the Company.

Pension Plan

Peoples maintains a defined benefit pension plan for all qualified employees. The benefits are based primarily on years of service and employees' pay near retirement. Peoples' funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

Stock Options

No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. Pro forma disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model. The pro-forma effect is expected to increase in the future.

Derivatives

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap agreements as a means of managing the interest rate exposure on certain variable rate second mortgage loans. The interest rate swaps are accounted for under the accrual method. Under this method, the differential to be paid or received on the swap agreements is recognized over the lives of the agreements in interest income. Changes in fair value of interest rate swaps accounted for under the accrual method are not reflected in the accompanying financial statements. Realized gains and losses on terminated interest rate swaps are deferred as an adjustment to the carrying amount of the designated instruments and amortized over the remaining original life of the agreements.

If the designated instruments are disposed of, the fair values of the interest rate swap or unamortized deferred gains or losses are included in the determination of such instruments. To qualify for such accounting, the interest rate swap is designated to the second mortgage loans and alters their interest rate characteristics.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Cash Flow Reporting

Cash and cash equivalents include cash on hand, amounts due from banks, and daily federal funds sold. The Company reports net cash flows for customer loan and deposit transactions, interest-bearing balances with banks, and short-term borrowings with maturities of 90 days or less.

Dividend Restriction

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the bank to the holding company or by the holding company to shareholders.

Earnings Per Share

Earnings per share is based on weighted average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per share previously reported are restated to follow the new standard. Earnings per share are restated for all subsequent stock dividends and splits.

Future Accounting Changes

New accounting standards have been issued which will require future reporting of comprehensive income (net income plus unrealized gains and losses on available-for-sale securities) and may require redetermination of industry segment financial information.


                               Note 2 - Securities


The amortized cost and fair value of available-for-sale securities at year-end are as follows:

                                                           Gross           Gross            Gross
                                                         Amortized       Unrealized       Unrealized        Fair
December 31, 1997                                          Cost            Gains            Losses          Value

Obligations of U.S. Government
   and its agencies                                    $  20,841      $       127     $        (20)    $  20,948
Obligations of states and
   political subdivisions                                 27,233              619               (6)       27,846
Mortgage-backed investments                              100,640              386              (94)      100,932
Other                                                      4,138                6                   -      4,144
                                                     -----------   --------------      -------------------------
                                                        $152,852       $    1,138      $      (120)     $153,870
                                                        ========       ==========      ===========      ========


                                                           Gross           Gross            Gross
                                                         Amortized       Unrealized       Unrealized        Fair
December 31, 1996                                          Cost            Gains            Losses          Value

Obligations of U.S. Government
   and its agencies                                    $  15,997     $         26    $          (3)    $  16,020
Obligations of states and
   political subdivisions                                 32,215              535             (116)       32,634
Mortgage-backed investments                               42,321              119              (89)       42,351
Other                                                      3,582                2                -         3,584
                                                     -----------   --------------   --------------   -----------
                                                       $  94,115      $       682      $      (208)    $  94,589
                                                        ========       ==========      ===========      ========


The amortized cost and fair value of available-for-sale securities at December 31, 1997 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized           Fair
                                                   Cost              Value

Due in one year or less                         $    8,585       $    8,604
Due after one year through five years               27,999           28,513
Due after five years through ten years              12,813           13,006
Due after ten years                                  2,815            2,815
                                               -----------      -----------
     Subtotal                                       52,212           52,938
Mortgage-backed investments                        100,640          100,932
                                                 ---------        ---------
                                                  $152,852         $153,870
                                                  ========         ========

The securities portfolio includes mortgage-backed investments which are collateralized by residential mortgage loans and are repaid as the underlying loans are repaid. The majority of the mortgage-backed investments consist of Collateralized Mortgage Obligations (CMOs) with projected average lives between one and five years and underlying mortgages which are guaranteed by U.S. Government agencies or government sponsored entities.

Sales of available-for-sale securities during 1997, 1996 and 1995 resulted in gross gains of $7, $0 and $130 and gross losses of $52, $63 and $246. During 1997 and 1995, securities were called resulting in net losses of $5 and net gains of $4, respectively.

Securities with a carrying value of $29,013 and $26,193 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required or permitted by law.


                                 Note 3 - Loans

Year-end loans, excluding loans held for sale, are comprised of the following:

December 31,                     1997                     1996

Commercial                    $185,089                  $156,755
Real estate                     94,276                    75,247
Construction                    25,364                    23,644
Consumer                       100,139                    75,187
Tax-exempt                       2,025                     2,120
                           -----------               -----------
                              $406,893                  $332,953
                              ========                  ========

The Bank services mortgage loans sold to the Federal National Mortgage Association. These loans are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans at December 31, 1997 and 1996 was $101,168 and $104,084.

Activity for loan servicing rights and the related valuation allowance was as follows:

                                            1997                      1996

Balance as of January 1              $       177             $           -
Additions                                    104                       193
Amortization                                 (28)                      (16)
Valuation allowance                            -                         -
                                  --------------            --------------
Balance as of December 31            $       253               $       177
                       ==            ===========               ===========


Certain of the Company's directors were loan customers of Peoples. A schedule of the aggregate activity in these loans follows:

                                                                     1997

Balance as of January 1                                        $    1,660
New loans                                                           1,500
Loan reductions                                                      (346)
                                                               ----------
Balance as of December 31                                      $    2,814
                                                               ==========


                       Note 4 - Allowances for Loan Losses

Activity in the allowance for loan losses is as follows:

Year ended December 31                   1997          1996             1995

Beginning balance                  $     3,900     $    3,290      $     2,704
Provision charged to operations          1,800          1,125              536
Loans charged off                         (488)          (607)            (125)
Recoveries                                 304             92              175
                                  ------------     ----------    -------------
Ending balance                     $     5,516     $    3,900      $     3,290
                                   ===========     ==========      ===========



Information regarding impaired loans is as follows:

                                                                    1997              1996              1995

Average investment in impaired loans during the year            $     4,253       $     1,068      $     1,394
                                                                ===========       ===========      ===========
Interest income recognized on impaired loans including
   interest income recognized on cash basis of $329,
   $173 and $84                                                $        329      $        173    $          84
                                                                ===========       ===========      ===========
Balance of impaired loans at year end                           $     5,241      $        743      $     1,343
Less portion for which no allowance for loan
   losses is allocated                                                  613               159              233
                                                              -------------     -------------    -------------
Portion for which an allowance for loan losses is allocated     $     4,628      $        584      $     1,110
                                                                ===========       ===========      ===========
Portion of allowance for loan losses allocated                  $     1,145      $        155     $        306
                                                                ===========       ===========      ===========

                         Note 5 - Premises and Equipment

Year-end premises and equipment are as follows:

December 31,                             1997                      1996

Land                                 $    1,103                 $   1,103
Buildings and improvements               11,109                    10,991
Furniture and equipment                   7,788                     7,410
                                    -----------                ----------
     Total                               20,000                    19,504
Accumulated depreciation                (12,518)                  (11,581)
                                      ---------                 ---------
     Net premises and equipment      $    7,482                $    7,923
                                     ==========                ==========


                       Note 6 - Interest-Bearing Deposits

Time deposits issued in denominations of $100 or greater totaled $69,473 and $13,606 at December 31, 1997 and 1996. Interest expense in 1997, 1996 and 1995 for such deposits totaled $2,840, $965 and $2,243, respectively.

At December 31, 1997, stated maturities of time deposits were:

                             Year                               Amount

                             1998                             $  99,986
                             1999                                77,965
                             2000                                26,860
                             2001                                 3,013
                             2002                                 2,753
                       Thereafter                                   307
                                                               --------
                                                               $210,884
                                                               ========

                          Note 7 - Short-Term Borrowing

Short-term borrowings are comprised of retail repurchase agreements and short-term Federal Home Loan Bank (FHLB) advances. Repurchase agreements, essentially, represent borrowings by Peoples from its customers and are accounted for as such. Peoples pledges certain of its securities as collateral for those borrowings but maintains control over all such securities. Repurchase agreements outstanding as of December 31, 1997 had maturities ranging from one day to two months. FHLB advances are secured by a blanket pledge of the Bank's assets and mature during January 1998.



                                                    1997           1996

Balance of repurchase agreements at year-end    $   12,180     $  10,266
Average balance during the year                     11,064        11,964
Weighted average interest rate during the year        4.32%         4.69%
Maximum month-end balance during the year       $   12,180     $  14,052

Balance of FHLB borrowings at year end              22,200             -
Weighted average interest rate                       6.17%             -

                            Note 8 - Retirement Plans

Peoples has a defined benefit pension plan which covers a majority of its employees.

The following sets forth the Plan's funded status and the amount recognized in the balance sheet at year-end.

December 31,                                                                1997                      1996

Accumulated benefit obligation (including
   vested benefits of $3,419 and $3,051)                                $    3,621              $    3,272
                                                                        ==========              ==========
Plan assets at fair value (primarily listed stocks)                     $    5,623              $    5,110
Projected benefit obligation for service
   rendered to date                                                         (4,940)                 (4,521)
Unrecognized gain                                                             (712)                   (422)
Unrecognized transition asset, amortized over 18 years                        (396)                   (463)
                                                                      ------------             -----------
Accrued pension cost                                                   $      (425)            $      (296)
                                                                        ==========              ==========

Net pension expense for the year included the following:

                                                                      1997            1996             1995

Service cost for the year                                       $       306       $       344      $       293
Interest cost on projected benefit obligation                           314               327              294
Actual return on plan assets                                           (999)             (731)            (922)
Net amortization and deferral                                           508               270              535
                                                               ------------      ------------     ------------
                                                                $       129       $       210      $       200
                                                                ===========       ===========      ===========



Significant assumptions made in computing pension liability and expense were as follows:

                                       1997              1996             1995

Weighted average discount rate         6.50%             7.00%            6.50%
Increase in future compensation        5.00              5.50             5.50
Long-term rate of return               8.50              8.50             8.50

Peoples also maintains a voluntary 401(k) plan in which substantially all employees may participate. Peoples matches employees' contributions at up to 50 percent (25% in 1996) of each participant's contributions subject to certain limits. Expense for the plan was $108, $46 and $45 for 1997, 1996 and 1995.


                           Note 9 - Income Tax Expense

Income tax expense consists of the following components:

                                 1997             1996              1995

Income tax/(benefit)
     Current                $    3,848        $    2,715       $    1,641
     Deferred                     (832)             (399)            (346)
                          ------------      ------------      -----------
       Total                $    3,016        $    2,316       $    1,295
                            ==========        ==========       ==========

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 34% to income before income taxes:

                                                             1997            1996               1995


Statutory rate applied to income before
   income taxes                                        $    3,160        $    2,625       $    1,762
Add/(deduct)
     Tax exempt interest income                              (579)             (646)            (729)
     Non-deductible interest                                   64                68               77
     State tax expense (net of federal tax benefit)           545               450              306
     Affordable housing credit                               (155)             (190)            (140)
     Other                                                    (19)                9               19
                                                      -----------    --------------    -------------
       Total income taxes                              $    3,016        $    2,316       $    1,295
                                                       ==========        ==========       ==========



The net deferred tax asset at year-end is comprised of the following components:

                                                                     1997           1996

Deferred tax assets from:
     Loan loss provisions                                        $    1,925        $    1,209
     Deferred compensation                                              446               369
     Pension                                                            164               113
     Other                                                                7                10
                                                             --------------     -------------
                                                                      2,542             1,701
Deferred tax liabilities for:
     Depreciation                                                        (2)              (67)
     Accretion                                                          (11)              (10)
     Net unrealized gain on available-for-sale securities              (403)             (188)
     Mortgage servicing rights                                         (100)                (71)
Other                                                                   (63)              (19)
                                                              -------------      ------------
                                                                       (579)             (355)
                                                               ------------       -----------
Valuation allowance                                                       -                 -
                                                                 $    1,963        $    1,346
                                                                 ==========        ==========



                          Note 10 - Earnings Per Share

The following table presents share data used to compute earnings per share:

                                                                     1997             1996              1995

Weighted average shares outstanding during the year               3,112,319         3,168,260        3,190,644
Dilutive effect of potential shares                                  40,732             9,942                -
                                                                -----------      ------------  ---------------
Shares used to compute diluted earnings per share                 3,153,051         3,178,202        3,190,644
                                                                  =========         =========        =========

                     Note 11 - Commitments and Contingencies

Peoples is committed under various non-cancelable lease contracts for certain facilities which expire at various dates through the year 2005. Most of the leases contain renewal provisions at Peoples' option and contain no restrictive provisions of consequence.

Expense for leased premises was $387, $489 and $488 for 1997, 1996 and 1995. Minimum lease payments at December 31, 1997 for all non-cancelable leases are as follows:

                                        Year                         Amount

                                        1998                    $       390
                                        1999                            360
                                        2000                            204
                                        2001                             97
                                        2002                             87
                                  Thereafter                            214
                                                                 ----------
                   Total minimum lease payments                  $    1,352
                                                                 ==========

In the ordinary course of business, Peoples has loans, commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying consolidated balance sheets. Peoples' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. Peoples uses the same credit policy to make such commitments as it used for on-balance-sheet items. At year-end, these financial instruments are summarized as follows:

December 31,                                                         1997             1996
Financial instruments whose contract amount
   represents credit risk:
       Unused commercial lines of credit                          $  39,431         $  41,460
       Unused home equity lines of credit                            59,020            50,147
       Standby letters of credit                                      4,518             2,686
       Commitments to make loans                                     11,800            12,253


The unused home equity and commercial lines of credit are predominantly variable rate agreements. Loan commitments are agreements to lend to a customer, provided they accept the terms and conditions offered by Peoples. These commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. At December 31, 1997, these commitments included $10,406 of fixed rate loan commitments at a weighted average rate of 8.25%. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

During 1997, the Company entered into interest rate swap agreements with a notional principal balance of $20,000. The agreements require the Company to make variable rate payments, based on the prime rate, and entitle it to receive fixed rate payments, and serve to manage the Company's interest rate exposure on variable rate second mortgage loans tied to the prime rate. The agreements are for two to three years. At December 31, 1997, the rate payable under the agreements was 8.50% and the weighted average fixed rate being received was 8.67%. The Company is exposed to credit loss in the event that the counterparty does not perform under the agreement in an amount equal to the interest rate differential when the fixed rate exceeds the variable rate.

At December 31, 1997, Peoples was required to have $5,563 on deposit with the Federal Reserve or as cash on hand as reserve.

During 1997, the Company entered into an employment contract with its Chief Executive Officer. The agreement has an initial term of three years and an additional year is added at each anniversary date, subject to certain conditions. The contract provides for severance payments and other benefits, the amount of which depend upon the nature of the separation. No amount is accrued at December 31, 1997 under this agreement.

The Company is also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

                    Note 12 - Stock Based Compensation Plans

The Company has granted stock options to directors and key members of management. A total of 220,000 shares was made available for grant at a price equal to the market price of the stock at the date of grant. The specific terms of each agreement are determined by the Compensation Committee at the date of the grant. Generally, options granted have a ten-year term and vest and become exercisable based either on the passage of time or the achievement of specified performance targets.

A summary of the Company's stock option activity, and related per share information follows: (restated for stock splits)

                                                        Weighted           Weighted
                                                         Average            Average
                                                        Exercise          Fair Value
1996                                  Options             Price           of Grants
Outstanding beginning of year             -
Granted                             112,020          $    13.28         $      4.14
Exercised                                 -
Forfeited
                                    -------
Outstanding at end of year          112,020

1997
Granted                              78,226               22.98                9.02
Exercised                                 -
                                    -------
Forfeited                                                     -

Outstanding at end of year          190,246
                                    =======


Information about the Company's stock options at year-end is as follows:

December 31,                                                  1997      1996

Options exercisable                                         85,028       45,592
Weighted average price of options exercisable              $ 15.30   $    12.76
Weighted average remaining life (years) of
   options outstanding                                         8.5          9.0
Range of exercise price (per share) of options outstanding:
     High                                                  $ 26.06   $    15.13
     Low                                                     12.44        12.44

During 1997, the Company entered into a cash award agreement with its Chief Operating Officer. The amount payable under the agreement is based upon the value of the Company's stock at the time of payment and the award vests and becomes payable only after the achievement of specified performance targets. The term of the award is ten years and the timing of the payment is at the executive's discretion. The Company accrues its current obligation under the plan. During 1997, the Company accrued and expensed $161 related to this award.

The fair value of options granted is estimated based upon assumptions about a stock's dividend yield, the expected time until exercise, the volatility of a company's stock price and the risk-free interest rate. Fair values are determined at the date of grant and estimates are not subsequently changed. The fair value estimates used the following weighted-average assumptions:

                                             1997            1996

     Risk free interest rate                7.03%             6.74%
     Dividend yield                         1.82%             2.62%
     Expected volatility of stock price      .21               .22
     Expected life (years)                  10.0               9.7


The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans.

                                                   1997             1996

     Net income as reported                    $    6,278       $    5,409
     Pro forma net income                           6,055            5,157
     Diluted earnings per share as reported          1.99             1.70
     Pro forma diluted earnings per share            1.93             1.63



                         Note 13 - Capital Requirements

The Company and Peoples are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. These guidelines and the regulatory framework for prompt corrective action involve quantitative measures of capital, assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices, as well as qualitative judgments by the regulators about components, risk weightings and other factors.

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. Peoples must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. Peoples' deposit insurance assessment rate is based, in part, on these requirements. At December 31, 1997 and 1996, Peoples' capital level results in it being designated as "well capitalized."

The Company's consolidated and Peoples' (bank only) capital amounts and ratios at December 31, 1997 are presented below:

                                                                                                To Be Well
                                                                                                Capitalized
                                                                       For Capital              Under Prompt
                                                                         Adequacy            Corrective Action
                                                 Actual                   Purposes               Provisions

                                           Amount      Ratio           Amount      Ratio          Amount       Ratio


Total capital
   (to Risk Weighted Assets)
     Consolidated                     $  53,553        12.49%       $  34,295          8%         $  42,869     10%
Peoples                                  47,823        11.21           34,122          8             42,653     10
Tier I Capital
   (to Risk Weighted Assets)
     Consolidated                     $  48,192        11.24        $  17,148          4          $  25,721      6
     Peoples                             42,489         9.96           17,069          4             25,603      6

Tier 1 Capital
   (to Average Assets)
       Consolidated                   $  48,192         8.26        $  23,351          4          $  29,189      5
     Peoples                             42,489         7.33           23,186          4             28,982      5


         Note 14 - Disclosures About Fair Value of Financial Instruments

The following table presents the carrying value and the fair value of the Company's financial instruments at year-end. Items which are not financial instruments are not included.

                                                       1997                       1996
                                              Carrying      Fair         Carrying          Fair
                                                Value        Value        Value           Value


Financial assets
     Cash and equivalents                     $  25,462  $  25,462      $  32,252   $   32,252
     Available-for-sale securities              153,870    153,870         94,589       94,589
     Loans and loans held for sale (net)        401,938    403,938        329,474      331,878
Financial liabilities
     Deposits                                  (508,311)  (509,200)      (411,805)    (411,679)
     Short-term borrowings                      (34,380)   (34,380)       (10,266)     (10,266)
Off-balance-sheet instruments
     Interest rate swaps                              0         44              0            0



The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year-end for new deposits or borrowings, applied until maturity. Estimated fair value of the interest rate swaps is based on the amount the Company would have to pay to enter into an equivalent agreement at year-end. Estimated fair value for other off-balance-sheet loan commitments is considered nominal.

                  Note 15 - Parent Company Financial Statements

Presented  below  are  condensed   balance  sheets  and  the  related  condensed
statements of income and cash flows for the parent company:

Consolidated Balance Sheets - December 31,               1997           1996

Assets
     Cash on deposit                                $    2,604      $    3,285
     Investment in Peoples                              43,099          38,084
     Available-for-sale securities                       2,884           3,994
     Other assets                                        1,037             530
                                                    ----------      ----------
       Total assets                                  $  49,624       $  45,893
                                                     =========       =========
Liabilities                                          $     807       $     544

Shareholders' equity                                    48,817          45,349
                                                    ----------      ----------
       Total liabilities and shareholders' equity    $  49,624       $  45,893
                                                     =========       =========


Condensed Statements of Income -
Years ended December 31,                                               1997            1996              1995

Operating income
     Dividends from Peoples                                      $    1,395        $    1,186       $    1,130
     Other operating income                                             263               292              290
                                                               ------------      ------------     ------------
       Total operating income                                         1,658             1,478            1,420

Operating expenses                                                       41                59               43
                                                              -------------     -------------    -------------

Income before income tax benefit and equity
   in undistributed income of Peoples                                 1,617             1,419            1,377
Income tax expense                                                       38                20                1
                                                              -------------     -------------   --------------

Income before equity in undistributed
   income of Peoples                                                  1,579             1,399            1,376
Equity in undistributed income of Peoples                             4,699             4,010            2,510
                                                                -----------       -----------      -----------

Net income                                                       $    6,278        $    5,409       $    3,886
                                                                 ==========        ==========       ==========


Condensed Statements of Cash Flows -
Years ended December 31,                                              1997             1996              1995

Cash flows from operating activities
     Net income                                                  $    6,278        $    5,409       $    3,886
     Adjustments to reconcile net income to net
        cash from operating activities:
         Equity in undistributed income of Peoples                   (4,699)           (4,010)          (2,510)
         Net loss on securities                                           -                 -                8
         Net amortization on securities                                  57                83              121
         Change in other assets                                        (507)              (13)             (45)
         Change in other liabilities                                    254               236               31
                                                               ------------      ------------    -------------
         Net cash from operating activities                           1,383             1,705            1,491

Cash flows from investing activities
     Sales and maturities of available-for-sale
        securities                                                    1,075             2,750            2,145
     Investment in Peoples                                                -                 -           (1,000)
                                                             --------------    --------------      -----------
         Net cash from investing activities                           1,075             2,750            1,145

Cash flows from financing activities
     Dividends paid                                                  (1,396)           (1,185)          (1,113)
     Redemption of shares                                            (1,743)             (559)            (835)
                                                                -----------      ------------     ------------
         Net cash from financing activities                          (3,139)           (1,744)          (1,948)
                                                                -----------       -----------      -----------

Net change in cash                                                     (681)            2,711              688
Cash at beginning of year                                             3,285               574             (114)
                                                                -----------      ------------     ------------

Cash at end of year                                              $    2,604        $    3,285      $       574
                                                                 ==========        ==========      ===========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.



                                    PART III

Item 10.        Directors and Executive Officers of the Registrant


The directors and executive officers of the Company, their respective ages at March 1, 1997 and their respective positions with the Company and Peoples are listed below:

Name                           Age        Position
William E. "Mac" McWhirter      47   Director, Chairman of the Board
                                           and Chief Executive
                                           Officer of the Company and Peoples
Gerald R. Francis               54   Director,  President and Chief
                                           Operating  Officer of the
                                           Company and Peoples
Charles R. Farber               48   Director, Executive Vice President of
                                           the Company and Peoples
Elbert L. Bradshaw              70   Director, Retiring in 1998
Robert B. Hirschman, D.D.S.     63   Director
Ethan Jackson                        Director Nominee
David W. Knall                  53   Director
Mary Ellen Rodgers              45   Director

Henry C. Ryder                  70   Director, Retiring in 1998
Stephen R. West                 66   Director
Darrell E. Zink, Jr.            51   Director Nominee
William L. Butcher              33   Senior Vice President,
                                            Retail Banking for Peoples
Stephen J. Beck                 53   Senior Vice President,
                                            Senior Commercial Lender of Peoples
Robert R. Connors               48   Senior Vice President,
                                            Director of Operations and Cashier
                                            of Peoples
Thomas J. Flynn                 51   Senior Vice President, Senior Commercial
                                            Real Estate Lender for Peoples
Charles R. Hageboeck            35   Senior Vice President and CFO of the
                                            Company and Peoples
Elliott R. Lese                 64   Senior Vice President, Director of Loan
                                            Administration of Peoples
Craig G. Stilwell               42   Senior Vice President, Director of Sales
                                            & Marketing of Peoples
Terry L. Young                  51   Senior Vice President, Senior Trust
                                            Officer of Peoples


Mr. Mac McWhirter became Chairman of the Board of the Company and Peoples in April 1997. He has been Chief Executive Officer of the Company since its formation in 1986. He has served Peoples in various capacities since 1969, including the position of President from 1985 to 1997. Mr. McWhirter is also Chairman of Peoples Building Corporation and Peoples Investment Services, Inc. In addition to serving on the Board of Directors of Peoples and the Company, Mr. McWhirter serves on all committees of the Board, except the Board Related Affairs Committee and the Audit Committee, described below. He is Chairman of the Investment Committee. Mr. McWhirter serves as a director of the United Way of Central Indiana, the Salvation Army, St. Vincent Hospital Foundation, Crossroads Rehabilitation Center, the Kiwanis Club of Indianapolis Foundation and the Greater Indianapolis Progress Committee. Mr. McWhirter is Past President of the Kiwanis Club of Indianapolis, Past Treasurer of the United Way of Central Indiana and Past Director and Treasurer of the Community Bankers Association of Indiana. Mr. McWhirter is currently a member of the Indiana Bankers Association Government Relations Committee and the Young Presidents Organization.

Mr. Francis was elected President of the Company and Peoples in April 1997. He joined the Company in February of 1996 as an Executive Vice-President. He also serves as the Chief Operating Officer for the Company and Peoples. Prior to joining the Company, Mr. Francis was employed by Bank One, Cincinnati N.A., where he was the Chairman of the Board and Chief Executive Officer between 1992 and 1995. Between 1989 and 1992, Mr. Francis served as Regional President for Bank One Ohio Corporation. Between 1982 and 1989, Mr. Francis was President of Metropolitan Bank in Lima, Ohio. Before joining Metropolitan Bank, Mr. Francis was Senior Vice President and Senior Loan Officer with the First National Bank of Dayton, Ohio, having joined the bank in 1971.

Mr. Farber joined Peoples in 1972. He is Executive Vice President in charge of the Commercial Services of the Company. He is a member of the Board of Directors and serves on the Loan Committee and the Asset/Liability Management Committee.


Mr. Bradshaw, now semi-retired, owns and operates E. Bradshaw Enterprises, Inc., a consulting firm serving primarily small businesses. He has been a member of the Board of Directors since 1967. Mr. Bradshaw will retire from the Board effective April 16, 1998.


Dr. Hirschman has served on the Board of Directors since 1967. In 1991, he retired from a thirty-year practice as an orthodontist in the Indianapolis area.


Mr. Jackson will be nominated for election to the Board of Directors of Peoples Bank Corporation at the April 16, 1998 Shareholders Meeting. Mr. Jackson is Chairman and CEO of Basic American Financial, Inc. He is the founder and Chairman of Indiana Sports Outreach, Inc., and Chairman of the Ethan and Joyce Jackson Foundation. He is a member of the International Public Affairs Center in Brussels, Belgium. He serves on the Board of Directors for Unisurge Holdings, Inc. of Atlanta, Georgia; Tier 4 Partners of Bloomington, Indiana; and Master Golf, Inc. of Scottsdale, Arizona.

Mr. Knall is Senior Managing Director of McDonald & Company Securities, Inc. ("McDonald"), a leading regional investment banking brokerage and investment advisory company. He joined McDonald in 1969; in 1975 was elected a General Partner; and in 1983, upon that firm's initial public offering, became a Managing Director and was appointed to the Board of Directors. Prior to joining McDonald, Mr. Knall was a First Lieutenant in the United States Army. He is a member of the Indianapolis Society of Securities Analysts and serves as a director of Indianapolis Zoological Foundation, T.M. Englehart, Regenstrief Institute, Goodwill Industries Foundation and the Indianapolis Public Library Foundation. He is also a trustee of the Indianapolis Museum of Art, Wabash College, the Christian Theological Seminary and is a member of the Board of Arbitrators of the National Association of Securities Dealers (NASD). Mr. Knall joined People's Board of Directors in 1991.


Ms. Rodgers has served as Senior Vice President, Chief Financial Officer and Secretary of American Home Patient, a diversified home health care company based in Brentwood, Tennessee, since April, 1996. From 1981 through 1995 Ms. Rodgers was employed with Eli Lilly in various financial capacities. She had been Controller of Lilly Research Laboratories, Assistant Treasurer of Eli Lilly and Company, and Treasurer of Lilly International Corporation and was Controllor for the Information Technology Division just prior to departure from Lilly. She joined the Board of Directors in 1991 and currently chairs the Asset/Liability Management Committee and the Investment Policy Committee of Peoples.


Mr. Ryder joined the Board of Directors in 1986 and currently chairs the Pension and Retirement Committee. He founded the firm of Roberts & Ryder in 1960, and came to the law firm of Barnes & Thornburg as a partner in 1987 as a result of the merger of the two firms. Since January 1, 1996, Mr. Ryder has been of counsel at Barnes & Thornburg. Mr. Ryder is involved in numerous professional, civic, philanthropic, and social organizations throughout Indiana. Mr. Ryder will retire from the Board effective April 16, 1998.

Mr. West has been on the Board of Directors since 1984 and currently chairs the Corporation's Audit Committee. During the past ten years, he has served as the President and Treasurer of West Baking, Inc., Indianapolis, Indiana. From 1957 to 1987, he was an officer of West Baking Company, Inc., and served as vice president and treasurer from 1960 until its sale in 1987. He continued with this company's subsidiary, Dunes Transport, Inc., as vice president and treasurer until its liquidation in 1990. In addition, from 1972 to 1995, he was a six-term elected member of the Indianapolis City-County Council. Since 1996, Mr. West has served as trustee of Indiana Health and Hospital Corporation of Marion County.


Mr. Zink will be nominated for election to the Board of Directors of Peoples Bank Corporation at the April 16, 1998 Shareholders Meeting. Mr. Zink is currently Executive Vice-President and Chief Financial Officer of Duke Realty Investments, Inc. where he is also a Director. In addition, Mr. Zink is a director of the Indianapolis Chamber of Commerce and the Corporate Community Council, and the CICOA Operating Board. He is Chairman of the Pleasant Run Foundation, the CICOA Foundation, and the Park Tudor Endowment. In addition, he is past President of the Park Tudor School Board of Trust. Mr. Zink holds an MBA from the University of Hawaii and a J.D. from Indiana University.


Mr. Beck joined Peoples Bank Corporation in September 1997 as Senior Vice President of Commercial Lending. Prior to joining Peoples, Mr. Beck served as Senior Vice President-Marketing for First of America Bank from April 1996 to September 1997, and as Senior Vice President-Commercial Banking for Huntington Bank from April 1986 to April 1996. He is a founder of the Indiana Statewide Certified Development Corp., where he is currently on the Board of Directors. He is also a founder and member of the Board of the Venture Club of Indiana, Inc. Mr. Beck is a member of the Board of Directors for the Indiana State Chamber of Commerce - Small Business Board of Directors and a Board Member and Chairman of the U.S. Small Business Administration - Indiana Advisory Council.

Mr. Butcher joined Peoples Bank Corporation in February 1998 as Senior Vice-President of Retail Banking. Prior to joining Peoples, Mr. Butcher served as a Vice-President of Retail Banking with Bank One of Cincinnati from November 1988 until January 1998. He holds an M.B.A. from Indiana University. He serves Peoples Bank Corporation as a member of the Asset/Liability Management Committee and the Product Pricing Committee.

Mr. Connors has served as Senior Vice President and Director of Operations since he came to Peoples in 1984. He has 27 years of banking experience which includes 13 years with the Federal Reserve. His last position with the Federal Reserve was that of Regional Manager for the Indianapolis office. Mr. Connors is Chairman of the Research and Development Committee and the Technology
Maximization Group. Mr. Connors is currently on the Strategic Direction Committee of the Comprehensive Banking System Users Group, a computer software users group which consists of over 100 financial institutions around the country.

Mr. Flynn joined Peoples Bank Corporation in September 1997 as Senior Vice President of Commercial Real Estate Lending. Prior to joining Peoples, Mr. Flynn was Senior Vice-President and Manager of the Commercial Real Estate Division for Bank One Cincinnati from September 1991 until August 1997. He is a member of the advisory Board, College of Real Estate, University of Cincinnati.


Mr. Hageboeck joined the Company in August of 1995 as Chief Financial Officer and Director of Finance. He also serves as Secretary to the Board of Directors for the Company and Peoples. Mr. Hageboeck was employed by NBD Bank, N.A. in Indiana from 1989 to 1995, and for a portion of his tenure at NBD, he served as the Chairman of the Asset/Liability Committee as well as manager of that bank's funding and ALCO departments. Mr. Hageboeck also serves the Company on the Asset/Liability Management Committee, Investment Committee, Product and Pricing Committee, Audit Committee, and the Board of Directors of Peoples Building Corporation and Peoples Investment Services, Inc. Mr. Hageboeck holds a Ph.D. in Economics from Indiana University.

Mr. Lese came to Peoples from Marquette National Bank in Chicago, Illinois, where he served as a Senior Vice President from 1985 to 1989. Since December, 1989, Mr. Lese has served as Senior Vice President in charge of Loan Administration for Peoples. Mr. Lese has over 30 years of banking experience including the areas of loan administration, executive management, finance, operations and planning. Mr. Lese serves on the Loan Committee, the Asset and Liability Management Committee, and the ORE Committee. Mr. Lese has served as the Vice President of the Notre Dame Club of Indianapolis and is a member of the Indiana CPA Society and the Rotary Club of Indianapolis.

Mr. Stilwell has been Senior Vice President, Director of Marketing for Peoples since 1988. He first came to Peoples in September, 1978. During his 19 years with Peoples, Mr. Stilwell has been the Assistant Cashier, a branch manager and the Director of Marketing, a position he has held since 1984. Mr. Stilwell currently serves as Chairman of the Product and Pricing Committee and the CRA Committee and as Secretary of the Compliance Council. He also serves as a member of the Asset/Liability Management Committee and as a director and secretary of Peoples Investment Services, Inc. Mr. Stilwell is a member of the Indiana Chapter of the Bank Marketing Association and is a board member of the Community Bankers Association Insurance Agency and the Indiana Chapter for Drug Free Youth.

Mr. Young joined Peoples in 1980 and has had more than 20 years of banking experience, primarily in the areas of lending and trust. He currently serves on the Trust Policy Committee. Mr. Young is the past Chairman of the Indiana Bankers Association Trust Committee and Past President of the Central Indiana Corporate Fiduciaries Association.

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

Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were complied with.

Item 11.        Executive Compensation.


The following table sets forth, for the years ended December 31, 1997, 1996, and 1995, information with respect to William E. ("Mac") McWhirter, the Chief Executive Officer, Gerald R. Francis, the President, and Charles R. Farber, Elliot R. Lese, and Terry L. Young, who were the five highest paid executive officers of the Company whose aggregate compensation and bonus from Peoples exceeded $100,000:

                                                                          Annual Compensation

Name and                                                                                   Long-Term
Principal Position                                                                        Compensation
                                                                                     Securities Underlying          All Other

                                        Year         Salary(1)        Bonus(2)         Options/SARs (#)          Compensation(5)

Mac McWhirter.......................    1997         $212,519         $74,632                     0               $3,499
President and.......................    1996          186,673          17,425             32,260(3)                  500
Chief Executive Officer.............    1995          178,680           5,425               ---                      500

Gerald R. Francis...................    1997         $167,363         $39,776             66,000/66,000(6)                $1,260
President...........................    1996          101,077          13,856             20,000(4)                 3,700
                                        1995              N/A             N/A                   N/A                   N/A


Charles R. Farber...................    1997         $125,143         $40,824                     0               $1,752
Executive Vice President............    1996          113,779          13,729             20,000(4)                  500
                                        1995          112,680           3,379                ---                     500

Elliot R. Lese......................    1997          $90,335         $21,247                632(7)               $2,088
Senior Vice President...............    1996           83,807          10,000              7,380(8)                  500
                                        1995           80,000           8,300                500

Terry L. Young......................    1997          $88,907         $20,583                624(7)                $1,991
Senior Vice President...............    1996           83,763          11,343              7,280(8)                   500
                                        1995           79,000           8,300                500


(1) Salary figures shown above include directors' fees of $4,000 for each of Mr. McWhirter, Mr. Farber, and Mr. Francis, and amounts deferred at the election of the respective officers pursuant to Peoples' Deferred
     Compensation Plan, more fully described below, for the year in which earned. For fiscal year 1997, Mr. McWhirter deferred neither directors fees nor regular salary, Mr. Francis deferred neither directors fees nor regular salary, Mr. Farber deferred none of his directors fees and $7,000 of his regular salary, Mr. Young deferred $1,000 of his salary, and Mr. Lese $15,000 of his salary.


(2) Bonuses are based on discretionary guidelines established by the Board Related Affairs Committee and are contingent upon, among other things, individual performance reviews and the attainment of strategic financial goals. The bonus figures shown were awarded in the fiscal year shown for performance in the prior fiscal year pursuant to the Board and Senior Management Profit Sharing Plan.

(3)  Mr.   McWhirter's   incentive   stock  option  for  7,308  shares  and  his
     non-qualified stock option for 24,952 shares were granted in March 1996 and became exercisable in September 1996.


(4) Mr. Farber and Mr. Francis were granted stock options for an aggregate of 20,000 shares each in January 1996, which options become exercisable in three installments. The first installment for 6,666 shares became exercisable on December 1, 1996, the second installment for 6,666 shares became exercisable on December 1, 1997, and the third installment for 6,668 shares became exercisable on January 1, 1998.

(5) 401(k) matching contributions for Messrs. McWhirter, Farber, Francis, Lese, and Young.

(6)  In April,  1997,  Mr.  Francis was granted  stock options for 66,000 shares vesting in three installments. The first installment for 20,000 shares became exercisable in October 1997 upon the attainment of a $30 share price for 20 consecutive days. The second installment for 22,000 shares became exercisable in January 1998 upon the attainment of a $35 share price for 20 consecutive days. The third installment for 24,000 shares will become exercisable only upon the attainment of a $40 share price for 20 consecutive days. As of March 9, 1998 the third installment has not become exercisable. In 1997, the Company granted to Mr. Francis a free-standing stock appreciation award, the value of which is based on 60% of the value of the difference between the fair market value of the shares subject to the award at the time of exercise and a base price of $22.63 per share. The stock appreciation award is granted in three separate installments which vest and become exercisable upon the achievement of certain stock price appreciation levels that correspond to the exercisability triggers for Mr. Francis' non-qualified stock option installments awarded in April, 1997. The term of the award is 10 years. The first installment became exercisable in October, 1997 upon the attainment of a $30 per share price for 20 consecutive days.

(7) The incentive stock options held by Mr. Lese and Mr. Young for 632 shares and 624 shares, respectively, were granted in March 1997 and become exercisable in two equal installments. The first installment is exercisable on June 11, 2000 and the second installment is exercisable on June 11, 2002.

(8) The incentive stock options held by Mr. Lese and Mr. Young for 7,380 shares and 7,280 shares, respectively, were granted in June 1996 and become exercisable in three equal installments. The first installment is exercisable on June 11, 1998, the second installment is exercisable on June 11, 2000, and the last installment is exercisable on June 11, 2002.



         Stock Option/SAR Grants in Fiscal Year Ended December 31, 1997


                                        Individual Grants
                                                   % of Total
                       Securities Underlying  Options/SAR Granted   Exercise or                   Value Using
                           Options/SAR        to Employees in      Base Price        Expiration    Option Pricing
          Name               Granted (#)      Fiscal Year 1996        ($/Sh)           Date         Model (4)
          ----               -----------      ----------------        ------           ----        ---------
Gerald R. Francis (1)       66,000(1)             84.92%            $22.63          04/17/07       $584,364
Gerald R. Francis (2)       66,000(2)            100.00%(2)          22.63(2)       04/17/07(2)    $350,618(2)
Terry L. Young                 624(3)             0.80%              21.75          03/20/07         $5,313
Elliot R. Lese                 632(3)             0.81%              21.75          03/20/07         $5,381

(1) In April, 1997 Mr. Francis was granted stock options for 66,000 shares vesting in three installments. The first installment became exercisable in October 1997 upon the attainment of a $30 share price for 20 consecutive days. The second installment became exercisable in January 1998 upon the attainment of a $35 share price for 20 consecutive days. The third installment will become exercisable only upon the attainment of a $40 share price for 20 consecutive days. As of March 9, 1998 the third installment has not become exercisable.

(2) In 1997, the Company granted to Mr. Francis a free-standing stock appreciation award, the value of which is based on 60% of the value of the difference between the fair market value of the shares subject to the award at the time of exercise and a base price of $22.63 per share. The stock appreciation award is granted in three separate installments which vest and become exercisable upon the achievement of certain stock price appreciation levels that correspond to the exercisability triggers for Mr. Francis' non-qualified stock option installments awarded in April, 1997. The term of the award is 10 years. The first installment became exercisable in October, 1997 upon the attainment of a $30 per share price for 20 consecutive days.

(3) The incentive stock options held by Mr. Lese and Mr. Young for 632 shares and 624 shares, respectively, were granted in March 1997 and become exercisable in two equal installments. The first installment is exercisable on June 11, 2000 and the second installment is exercisable on June 11, 2002.


(4) Options and the SAR award are valued at the date of grant using a standard option pricing model. The value of the options and the SAR award represent the value on the date of grant based on the underlying stock price, its expected volatility, the length of the options or the award, the dividend rate, and the risk-free rate of return at the time of the grant. The value of the options and the SAR were computed using volatility of .21225, a dividend yield of 1.84%, a term of ten years, and a risk-free rate of return of 7.09%.

The following table sets forth certain information regarding the total number of stock options held by each of the Named Executive Officers, and the aggregate value of such stock options, as of December 31, 1997. None of such stock options had been exercised as of such date.

     Aggregated Option/SAR Exercises in Fiscal Year Ended December 31, 1997
                      and Fiscal Year-End Option/SAR Values

                                                                     Number of Securities
                                   Shares                                  Underlying            Value of In-the-Money
                                 Acquired on      Value Realized    Unexercised Options at       Unexercised Options at
            Name                Exercise (#)           ($)               Fiscal Year-End         Fiscal Year-End ($)(5)
            ----                ------------           ---               ---------------         ----------------------

Mac McWhirter                       ---                ---                 32,260(1)                     $751,036
Charles R. Farber                   ---                ---                 20,000(2)                     $471,202
Gerald Francis                      ---                ---                 86,000/66,000(3)(2)(6)        $1,337,750/$529,452 (6)
Terry Young                         ---                ---                  7,904(4)                     $168,915
Elliot Lese                         ---                ---                  8,012(4)                     $171,227

(1)  Mr.   McWhirter's   incentive   stock  option  for  7,308  shares  and  his
     non-qualified stock option for 24,952 shares were granted in March 1996 and became exercisable in September 1996.

(2) Mr. Farber and Mr. Francis were granted stock options in January 1996. Which become exercisable in three installments. The first installment for 6,666 shares became exercisable on December 1, 1996, the second installment for 6,666 on December 1, 1997, and the third installment for 6,668 shares January 1, 1998.

(3) In April Mr. Francis was granted stock options for 66,000 shares vesting in three installments. The first installment became exercisable in October 1997 upon the attainment of a $30 share price for 20 consecutive days. The second installment became exercisable in January 1998 upon the attainment of a $35 share price for 20 consecutive days. The third installment will become exercisable only upon the attainment of a $40 share price for 20 consecutive days. As of March 9, 1998 the third installment has not become exercisable.

(4) Incentive stock options held by Mr. Lese and Mr. Young were granted in June 1996 and became exercisable in three equal installments. The first installment is exercisable on June 11, 1998, the second installment is exercisable on June 11, 2000, and the last installment is exercisable on June 11, 2002. Additional options were granted Mr. Lese and Mr. Young in April of 1997 which are exercisable equally in two installments on June 11, 2000 and June 11, 2002.

 (5) Based on the fair market value for the Nonvoting Common Shares on the last business day of the fiscal year ended December 31, 1997, which was $36 per share.

(6) Second number in these columns represent number and value attributed to Mr. Francis' SAR award.


Stock Appreciation Award. In 1997, the Company granted to Mr. Francis a free-standing stock appreciation award, the value of which is based on 60% of the value of the difference between the fair market value of the shares subject to the award at the time of exercise and a base price of $22.63 per share. The stock appreciation award is granted in three separate installments which vest and become exercisable upon the achievement of certain stock price appreciation levels that correspond to the exercisability triggers for Mr. Francis' non-qualified stock option installments awarded in April, 1997. The term of the award is 10 years, and the timing of exercise is generally at Mr. Francis' discretion once an installment has become exercisable. Upon a Change of Control, as defined in the Plan, the stock appreciation award becomes immediately exercisable in its entirety. In addition, the first installment becomes immediately exercisable in its entirety if Mr. Francis' employment with Peoples is terminated either without Cause or with Good Reason, as defined in Peoples' employment agreement with Mr. Francis dated as of April 17, 1997. The first installment expires and is terminated on the date thirty days following termination of Mr. Francis' employment for any reason other than retirement, disability or death. In the event of retirement, disability or death, there are various periods of exercisability for the first installment that are triggered by the event causing termination. The second and third installments expire immediately upon Mr. Francis' termination of employment for any reason or cause if those installments are not then exercisable. The Company accrues its current obligation with respect to the award for accounting purposes. During 1997, the Company accrued and expensed $161,000 related to the award. During the first quarter of 1998, the Company anticipates expensing an additional $174,000 related to the award.

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

The Plan authorizes the granting of both incentive stock options and non-qualified stock options to officers and other key employees of the Company and its subsidiaries by a committee of disinterested directors, which is currently the Board Related Affairs Committee ("BRAC"). Stock options granted under the Plan will be exercisable at such times (not after ten years and one day from the date of grant) and at such exercise prices (not less than 85% of the fair market value per share of the Nonvoting Common Shares at date of grant) as the BRAC determines and will, except in limited circumstances, terminate if the grantee's employment terminates prior to exercise. A total of 200,000 Nonvoting Common Shares have been reserved for issuance under the Plan, of which options for 188,597 Nonvoting Common Shares have been granted to officers and key employees to date.


During 1997, the BRAC granted an aggregate of 77,722 options to purchase Nonvoting Common Shares to members of the senior management team, with expiration dates ranging from March 20, 2007 through September 8, 2007, and at exercise prices ranging from $21.75 to $26.06 per share. Gerald R. Francis was awarded incentive stock options for 66,000 shares. Mr. Lese and Mr. Young were awarded incentive stock options for 632 and 624 shares, respectively. Other senior officers received options totaling 10,466, collectively, all of which are incentive stock options. Such options generally become exercisable in installments over a period of years ranging from 1999 to 2003.

Peoples Bank Corporation of Indianapolis 1998 Stock Option Plan. The Board of Directors of the Company has adopted the Peoples Bank Corporation of Indianapolis 1998 Stock Option Plan (the "1998 Plan") effective March 19, 1998. The purpose of the 1998 Plan is substantially similar to that of the Plan, with officers and other key employees of the Company and Peoples being eligible to receive both incentive stock options and non-qualified stock options thereunder. The terms and conditions of the 1998 Plan are also substantially similar to those of the Plan, but they incorporate several provisions that make administration of the 1998 Plan more flexible as a result of certain recent changes to the rules under Section 16 of the Securities Exchange Act of 1934. Like the Plan, the 1998 Plan will generally be administered by the BRAC. However, the 1998 Plan contains special provisions authorizing the full Board of Directors to make grants on certain occasions and for a special committee to grant options of less than 1,000 shares to officers who are not subject to
Section 16. The 1998 Plan is subject to approval by the shareholders of the Company at the annual meeting to be held in April, 1998. To date, no options have been awarded under the 1998 Plan.


Consulting Agreement. Felix T. McWhirter entered into a consulting agreement with Peoples on January 15, 1987 for a ten- year term to allow him to serve as a consultant upon the termination of his full-time active employment on that date. Mr. Felix T. McWhirter's obligations with Peoples were completed as of January 15, 1997. The terms of his consulting agreement called for payments during the remainder of his life. Mr. McWhirter currently receives $8,260 monthly, subject to the following adjustments: (i) a ten percent reduction every five years, and
(ii) an annual adjustment to reflect cost-of-living increases. In the event of his death, Mr. McWhirter's surviving spouse is entitled to the payments for the remainder of her life.

Compensation of Directors. All directors of the Company receive a retainer fee of $4,500 per year. Additionally, outside directors receive a fee of $450 per board or committee meeting. Board members are also eligible to receive bonuses pursuant to the Board and Senior Management Profit Sharing Plan, further discussed below.

Directors Stock Option Plan. The Company's Board of Directors has adopted the Peoples Bank Corporation of Indianapolis 1996 Directors Stock Option Plan (the "Directors Plan") effective June 20, 1996. The Directors Plan was approved at the annual meeting of shareholders held in April, 1997. The purpose of the Directors Plan is to provide directors of the Company who are not employed by the Company ("Outside Directors") a favorable opportunity to acquire Nonvoting Common Shares, thereby better enabling the Company to attract and retain capable Outside Directors.

The Directors Plan provides for the granting of non-qualified stock options to Outside Directors. A total of 20,000 Nonvoting Common Shares have been reserved for issuance under the Directors Plan, of which options for 6,104 Nonvoting Common Shares have been granted to seven Outside Directors to date. Stock options granted under the Plan are exercisable for a period beginning on the date of grant and ending on the day immediately following the tenth year anniversary of the date of grant, and at an exercise price equal to the fair market value per share of the Nonvoting Common Shares on the date of grant. The Directors Plan provides that, on each April 1 thereafter while there are still shares reserved under the Directors Plan for which options have not been granted, the Company will grant to each Outside Director who is serving as a director of the Company on such grant date a non-qualified option to purchase a number of Nonvoting Common Shares pursuant to a formula based on directors' fees.


Deferred Compensation Plan. Pursuant to Peoples' Deferred Compensation Plan, selected employees are given the opportunity to defer irrevocably the receipt of income in anticipation of future benefits to be received at least 5 years in the future. The benefits payable under the plan are to be paid from Peoples' general assets. Peoples maintains insurance policies on the lives of Mac McWhirter, Charles R. Farber, Gerald R. Francis, Elliot R. Lese, Terry L. Young and all other plan participants to provide for eventual payment of their deferred benefits. Peoples is the sole owner and beneficiary of these policies. Peoples has the right to amend or terminate the plan at any time.

Employment Agreement With Mr. Francis. The Company entered into an employment agreement with Mr. Francis dated as of April 17, 1997. The term of the agreement is for an initial term of three years, but may be extended for an additional one year on each annual anniversary of the effective date unless either party gives written notice to the other not to extend the term within ninety days prior to the anniversary. In such a case, no further extension occurs and the agreement ends two years subsequent to the annual anniversary that immediately follows the date on which notice not to extend is given. The agreement provides that Mr. Francis is to receive an annual salary of $185,000, subject to increase from time to time at the discretion of Peoples. In addition, Mr. Francis is entitled to participate in all present and future employee benefit, retirement and compensation plans generally available to employees of Peoples, consistent with his base compensation and his position as President and Chief Operating Officer of Peoples. If Mr. Francis is involuntarily separated from Peoples without cause, he is entitled to receive a severance benefit of one year's salary and benefits for one year, and the first installment of options granted to him in April, 1997 becomes immediately exercisable. The agreement provides that in the event Mr. Francis is terminated following a Change of Control (as defined in the Plan), he is entitled to receive a severance benefit equal to 299% of his annual compensation, with such severance benefit calculated in a manner intended to comply with Section 280G of the Internal Revenue Code of 1986, as amended. Mr. Francis is entitled to additional perquisites, including vacation benefits, reimbursement of reasonable business expenses and office space on terms no less favorable than those in effect prior to the effectiveness of the agreement. The agreement also provides that, for a period of one year following termination, Mr. Francis will not compete with Peoples in the financial services industry. Peoples' obligations under the employment agreement are guaranteed by the company pursuant to a certain Guaranty Agreement dated as of April 17, 1997.


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

401(k) Plan. Employees who have attained age 21 are entitled to participate in the 401(k) Profit Sharing Plan. The Plan was initiated in 1993. Under the plan, Peoples makes a matching contribution on behalf of each participating employee up to 50% of the first 3% and 25% of the next 3%. Vested portions of the benefits under the 401(k) Plan are payable upon the employee's retirement, death, disability or other termination of employment. In late 1995, Peoples amended the 401(k) Plan to permit participants to direct the investment of their plan account balances in Nonvoting Common Shares.

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

                                        Years of Service
                     10           20          30          40            50
                     --           --          --          --            --

Remuneration
$100,000.........  $20,000     $40,000     $60,000      $80,000     $100,000
120,000..........   24,000      48,000      72,000       96,000      120,000
140,000..........   28,000      56,000      84,000      112,000      140,000
160,000..........   32,000      64,000      96,000      128,000      160,000
180,000..........   36,000      72,000     108,000      144,000      180,000
200,000..........   40,000      80,000     120,000      160,000      200,000


Annual compensation of Mr. McWhirter, Mr. Francis, Mr. Farber, Mr. Lese, and Mr. Young covered by the Pension Plan is the same as their salary compensation illustrated in the Annual Compensation Table (excluding directors fees). Benefits are payable as a monthly life annuity and are not subject to deduction for Social Security or other offset. The years of service credited to Mr. McWhirter, Mr. Francis, Mr. Farber, Mr. Lese, and Mr. Young under the Pension
Plan as of  December  31,  1997  were  24.50,  1.92,  25.33,  8.01,  and  17.58, respectively.

SERP. Peoples has adopted a Supplemental Executive Retirement Plan ("SERP") which supplements the amount of benefits otherwise available to Mr. McWhirter, Mr. Farber, and Mr. Francis under the Pension Plan upon their retirement. Annual SERP benefits equal 2% of pay per year subject to the maximum of 75% of the executive's average annual compensation in the three highest years with Peoples, less the executive's annual benefit payable (i) on a single life basis under the Pension Plan and (ii) under Social Security. Only Mac McWhirter, Mr. Farber, and Mr. Francis are SERP participants at this time, but additional key executives may be added by the Board of Directors. In September, 1997, the Board of Directors of Peoples approved the Second Amendment and Complete Restatement of the Peoples Bank & Trust Company Unfunded Supplemental Retirement Plan For a Select Group of Management Employees in order to clarify certain terms and conditions of the SERP.

Split-Dollar Insurance Arrangements. Peoples has entered into a Split-Dollar Insurance Agreement with each of Mr. McWhirter, Mr. Francis and Mr. Farber as an inducement to each of them to continue his employment with Peoples by assisting him with personal life insurance needs. Each of these agreements provides that Peoples is the owner of the life insurance policy subject to agreement and pays all premiums with respect thereto. Each agreement provides that the death benefits payable under the terms of the policy entitle the employee to the lesser of a certain dollar threshold or the total death benefits then available under the policy, and entitle the bank to receive the death benefits, if any, in excess of the designated threshold. The threshold amount of benefits in each case is $250,000 for each of Mr. Francis and Mr. Farber, and $600,000 for Mr. McWhirter.


Compensation Committee Interlocks and Insider Participation. The Board Related Affairs Committee of the Board of Directors served as the board's compensation committee during fiscal 1997. There are no interlocks between the Company's or Peoples' boards of directors or compensation committee on the one hand and those of any other company on the other hand.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Shares by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Shares
(ii) each director and executive officer named in the executive compensation table, and (iii) all executive officers and directors of the Company as a group as of March 9, 1998. Except as otherwise indicated, based on information furnished by such owners, the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.


                                 Voting Common Shares      Nonvoting Common
Name and Address                 Beneficially Owned        Shares Beneficially Owned
of Beneficial Owner              and Percentage or Class   and Percentage or Class
-------------------              -----------------------   -----------------------

Elbert L. Bradshaw                   2,800                      3,872 (1)
13843 Driftwood Drive                  1.1%                       0.1%
Carmel, Indiana 46033


Charles R. Farber                       ---                    20,000 (2)

130 East Market Street0.7%
Indianapolis, Indiana 46204


Gerald R. Francis                       103 (10)               72,265  (3)
130 East Market Street                                            2.5%

Indianapolis, Indiana 46204

Robert B. Hirschman, D.D.S.          2,800                      4,872  (1)
5104 Plantation Drive                  1.1%                       0.2%
Indianapolis, Indiana 46250


Ethan Jackson                         ---                        ---%

David W. Knall                        ---                      35,552 (1)
One American Square                                              1.3%

Suite 2615
Indianapolis, Indiana 46282


Luella M. Martin                    24,808     (4)            107,598    (4)
3738 Bay Road. South Drive             9.4%                       3.8%

Indianapolis, Indiana 46240

William E. McWhirter               169,930     (5)             34,772    (5)
130 E. Market Street                  64.3%                       1.2%
Indianapolis, Indiana 46204


Felix T. McWhirter                    ---                     550,705 (6)(1)
130 E. Market Street                                             19.6%

Indianapolis, Indiana 46204

Mary Ellen Rodgers                    ---                       1,672 (7)(1)
 5272 McGavock Road                   0.1%
Brentwood, Tennessee 37027


Evans McWhirter Rust                26,440     (8)            338,328    (8)
6917-B East Osborn                    10.0%                      12.0%

Scottsdale, Arizona 85251

Henry C. Ryder                        ---                      12,372 (9)(1)
11 South Meridian Street                                          0.4%
Indianapolis, Indiana 46204

Stephen R. West                       ---                      14,680      (1)
4120 North Illinois Street                                        0.5%
Indianapolis, Indiana 46208


Darrell E. Zink, Jr.                   ---                        250 (10)

All Directors and Executive        175,736                    207,018
Officers, as a group (17 persons)     66.5%                       7.4%
(footnotes on next page)


(1)  Includes  872 shares  exerciseable  under the 1996  Directors  Stock Option
     Plan.

(2) Includes 20,000 shares subject to an incentive stock option granted under the Company's Stock Option Plan all of which are currently exercisable.


(3) Includes 62,000 shares subject to an incentive stock option granted under the Company's Stock Option Plan which are currently exercisable. Also includes 844 shares held in trusts for the benefit of Mr. Francis' three children, of which Mr. Francis serves as trustee.

(4) Includes eighty (80) Voting Common Shares and 69,128 shares Non-Voting Common Shares held by Peoples as trustee for Luella M. Martin. Also includes 38,470 Non-Voting Common Shares held in trustee by Welsey P. Martin, husband of Luella M. Martin, as trustee.

(5)  Of the Voting Common  Shares,  21,148  shares are held by Susan  McWhirter, wife of William E. McWhirter. Of the Nonvoting Common Shares, 530 shares are held by Elizabeth McWhirter, daughter of William E. McWhirter, 535 shares are held by Julia McWhirter, daughter of William E. McWhirter, and 530 shares are held by Mark McWhirter, son of William E. McWhirter. Also includes 7,308 Shares subject to an incentive stock option and 24,952 Shares subject to a non-qualified stock option granted under the Company's Stock Option Plan, which options are currently exercisable in accordance with their terms.

(6) Includes 364,000 shares held by Peoples as trustee of the Felix M. McWhirter Trust for Children and Grandchildren. Pursuant to such trust, Felix T. McWhirter holds voting power and shares with Peoples dispositive power with respect to the shares. Also includes 98,434 shares held by Margaret J. McWhirter, Mr. McWhirter's spouse.

(7)  Held jointly with spouse.

(8) All Voting Common Shares and 257,128 Nonvoting Common Shares are held in trust by Evans McWhirter Rust as trustee. Also includes 81,200 Shares held by Peoples as trustee as to which Mr. Rust disclaims beneficial ownership.


(9) Includes 10,800 shares held by Society National Bank as trustee of Mr. Ryder's 401 (k) Plan. Also includes 200 shares held in a Charitable Remainder Trust. Includes 672 shares exerciseable under the 1996 Directors Stock Option plan.


(10) Less than 0.1%.


Item 13.       Certain Relationships and Related Transactions.

From time to time Peoples makes loans to its directors and significant shareholders. At December 31, 1997, such loans and extensions of credit amounted to approximately $2,814,000. Such loans and all similar loans or advances outstanding during any of the three prior years, were made (i) in the ordinary course of business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features. Peoples does not generally make any loans to executive officers.

David W. Knall, one of the Company's directors, is a Senior Managing Director of McDonald & Company Securities, Inc., one of the underwriters in the Company's initial public offering. From time to time, the Company and Peoples utilize investment advisory and brokerage services provided by McDonald & Company Securities, Inc.

Henry C. Ryder, one of the Company's directors, is a partner in the law firm of Barnes & Thornburg. Such firm provides legal services to the Company and Peoples on a regular basis. Mr. Ryder will retire from the Board of Directors on April 16, 1998.

Felix T. McWhirter entered into a consulting agreement with Peoples on January 15, 1987 for a ten- year term to allow him to serve as a consultant upon the termination of his full-time active employment on that date. Mr. Felix T. McWhirter's obligations with Peoples were completed as of January 15, 1997. The terms of his consulting agreement called for payments during the remainder of his life. Mr. McWhirter currently receives $8,260 monthly, subject to the following adjustments: (i) a ten percent reduction every five years, and (ii) an annual adjustment to reflect cost-of-living increases. In the event of his death, Mr. McWhirter's surviving spouse is entitled to the payments for the remainder of her life.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)        List the following documents filed as part of the report:

          Financial Statements -- Included Under Item 8:

          Report of Crowe, Chizek and Company LLP, Independent Auditors

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

(b)       Reports on Form 8-K


Registrant filed no reports on Form 8-K during the quarter ending December 31, 1997.

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

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                  By:  /s/ William E. McWhirter
                                       ------------------------------------
                                       William E. McWhirter
                                       Chairman President and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                            Title                            Date

(1)  Principal Executive Officer:

By: /s/ William E. McWhirter         Chairman, Chief            )
William E. McWhirter                 Executive Officer          )
                                                                )

(2)  Principal Financial/                                       )
Accounting Officer:                                             )
                                                                )
By: /s/ Charles R. Hageboeck         Senior Vice President,     )
_____________________________        Chief Financial Officer    )
Charles R. Hageboeck                                            )
                                                                )
                                                                )
(3)  A Majority of the                                          )
Board of Directors:)
                                                                )
/s/ Felix T. McWhirter               Director                   )
-----------------------------                                   )
Felix T. McWhirter)
                                                                )
/s/ Elbert L. Bradshaw               Director                   )
-----------------------------                                   )
Elbert L. Bradshaw                                              )
                                                                )
/s/ Charles R. Farber                Director                   )
-----------------------------                                   )
Charles R. Farber                                               ) March 31, 1997
                                                                )
/s/ Robert B. Hirschman              Director                   )
-----------------------------                                   )
Robert B. Hirschman                                             )
                                                                )
/s/ David W. Knall                   Director                   )
-----------------------------                                   )
David W. Knall                                                  )
                                                                )
/s/ William E. McWhirter             Director                   )
-----------------------------                                   )
William E. McWhirter                                            )
                                                                )
/s/ Mary Ellen Rodgers               Director                   )
-----------------------------                                   )
Mary Ellen Rodgers                                              )
                                                                )
/s/ Henry C. Ryder                   Director                   )
-----------------------------                                   )
Henry C. Ryder                                                  )
                                                                )

/s/ Stephen R. West                  Director                   )
-----------------------------                                   )
Stephen R. West                                                 )

                                  EXHIBIT INDEX


Exhibit No.       Description                                           Page

         3.1      Registrant's  Articles  of  Incorporation,   as
                  amended                                                  *

         3.2      Registrant's Code of By-Laws, as amended                 *

         3.3      Form of Share Certificate                                *

         4.1 Articles V, VI, and VII and Sections 1,2, and 4 of Article IX of the Registrant's Articles of Incorporation respecting the terms of Common
                  Shares, are incorporated by reference to the Registrant's Articles of Incorporation filed as
                  Exhibit 3.1                                              *

         4.2      Articles I and VII of the Registrant's  Code of
                  By-Laws  respecting the terms of Common Shares,
                  are    incorporated   by   reference   to   the
                  Registrant's  Code of By-Laws  filed as Exhibit
                  3.2                                                      *

         10.1     Employment  Agreement  between  Registrant  and
                  Gerald R. Francis, dated April 17, 1997 (10.1)

         10.2     Guaranty   Agreement  between   Registrant  and
                  Gerald R. Francis, dated April 17, 1997 (10.2)

         10.3     Incentive   Stock  Option   Agreement   between
                  Registrant  and Gerald R. Francis,  dated April
                  17, 1997 (10.3)

         10.4     Stock  Appreciation Award for Gerald R. Francis
                  (10.4(a))

         10.5     Second  amendment and complete  restatement  of
                  the    Registrant's    Unfunded    Supplemental
                  Executive Retirement Plan (10.4(b))

         10.6     Split  Dollar   Insurance   Agreement   between
                  Registrant and Gerald R. Francis (10.6)

         10.7     Split  Dollar   Insurance   Agreement   between
                  Registrant and William E. McWhirter (10.7)

         10.8     Split  Dollar   Insurance   Agreement   between
                  Registrant and Charles R. Farber

         10.9     Lease  Agreement  by and between Park 100 Joint
                  Venture and Peoples Bank & Trust  Company dated
                  November 17, 1989, as amended                       * (10.1)

         10.10    Property  Management  Agreement between Peoples
                  Building  Corporation and F.C. Tucker Company,
                  Inc. dated September 30, 1986                       *(10.2)

         10.11    Consulting  Agreement  between F. T.  McWhirter
                  and Peoples Bank & Trust  Company dated January
                  15, 1987                                            *(10.3)

         10.12(a) Peoples   Bank  &  Trust   Company   Executives
                  Deferred  Compensation  Plan                        *(10.4(a))

         10.12(b) Peoples Bank & Trust  Company  Directors
                  Deferred Fees Plan                                  *(10.4(b))

         10.13    Peoples Bank & Trust  Company  Board and Senior
                  Management Profit Sharing Plan                      *(10.6)

         10.14    Peoples Bank Corporation of Indianapolis  Stock
                  Option Plan                                         **(10.7)

         10.15    Peoples  Bank   Corporation   of   Indianapolis
                  Directors Stock Option Plan                         ***

         21       Subsidiaries of the Registrant

         23       Consent of Crowe Chizek

         27(a)    Financial Data Schedule

         27(b) Financial Data Schedule (restating earnings per share for fiscal year ended December 31, 1996)

* Incorporated by reference to the corresponding exhibit number (or the exhibit number indicated above in the right hand column) of the Registrant's registration statement on Form S-1, effective January 18, 1994, under the Securities Act of 1933, Reg. No. 33- 71988.

** Incorporated by reference to the corresponding exhibit number (or the exhibit number indicated above in the right hand column) of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1997.

*** Incorporated by reference to the corresponding exhibit number (or the exhibit number indicated above in the right hand column) of the Registrant's annual report on Form 10-K for the fiscal quarter ended December 31, 1996.