Form 10-Q
period 1998-03-31
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1998-05-12
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended March 31, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       2,812,834 shares as of May 12, 1998
                  Voting    -         264,096 shares as of May 12, 1998

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1998
         and December 31, 1997.................................................2

         Consolidated Statements of Income for the three months ended
         March 31, 1998 and 1997 ..............................................3

         Consolidated Statements of Comprehensive Income for the
         three months ended March 31, 1998 and 1997............................4

         Consolidated Statements of Changes in Shareholders'
         Equity................................................................5

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1998 and 1997 ..............................................6

         Notes to Consolidated Financial Statements ...........................7

Item 2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition...........................................8-16

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................17

Item 6. Exhibits and Reports on Form 8-K .....................................17

Signatures....................................................................18

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)
                                                  March 31,      December 31,
                                                    1998             1997
                                                  ---------       ---------
Assets

      Cash and due from  banks                    $  20,550       $  25,462
      Federal funds sold                                  0               0
                                                  ---------       ---------
        Total cash and equivalents                   20,550          25,462

      Available-for-sale securities                 154,336         153,870


      Loans held for sale                             2,099             561
      Total loans                                   418,445         406,893
        Allowance for loan losses                    (6,333)         (5,516)
                                                  ---------       ---------
Loans, net                                          412,112         401,377

      Premises and equipment, net                     7,527           7,482
      Accrued income and other assets                12,292           9,724
                                                  ---------       ---------
Total assets                                        608,916         598,476
                                                  =========       =========

Liabilities

      Non interest-bearing deposits               $  86,733       $  82,132
      Interest-bearing deposits                     444,151         426,179
                                                  ---------       ---------

Total deposits                                      530,884         508,311

      Short-term borrowings                          21,730          34,380
      Accrued expenses and other liabilities          7,804           6,968
                                                  ---------       ---------
Total liabilities                                   560,418         549,659


Shareholders' equity
      Common shares, no par value:
      Authorized:
        Voting - 300,000shares
        Nonvoting - 4,000,000shares

      Issued:
        Voting - 264,096 shares                         896             897
        Nonvoting  - 2,812,834shares(1998)
                   - 2,812,634shares(1997)           13,086          13,085
      Retained earnings                              33,888          34,220
      Net unrealized gain/(loss) on
        available-for-sale securities                   628             615
                                                  ---------       ---------
        Total shareholders' equity                   48,498          48,817
                                                  ---------       ---------
        Total liabilities and
           shareholders' equity                   $ 608,916       $ 598,476
                                                  =========       =========

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
================================================================================
(Dollar amounts in thousands, except per share data)

                                               Three months ended
                                                    March  31,
                                               1998           1997
                                             --------       --------
Interest income
      Interest and fees on loans             $  9,008       $  7,176
      Interest on federal funds sold              105            220
      Interest on investments                   2,388          1,336
                                             --------       --------
        Total interest income                  11,501          8,732

Interest expense
      Interest on deposits                      5,225          3,632
      Interest on short-term borrowings           162            120
                                             --------       --------
        Total interest expense                  5,387          3,752
                                             --------       --------
Net interest income                             6,114          4,980

Provision for loan losses                       3,000            400
                                             --------       --------
Net interest income after
      provision for loan losses                 3,114          4,580

Other operating income
      Trust fees                                  480            371
      Service charge income                       658            705
      Mortgage banking revenue                    179            127
      Net gain (loss) on
        investments                                 6             (1)
      Other operating income                      237            201
                                             --------       --------
        Total other operating income            1,560          1,403

Other operating expenses
      Salaries and employee benefits            2,617          2,173
      Occupancy expense (net)                     372            434
      Equipment expense                           312            263
      Advertising Expense                         112            124
      Other operating expense                   1,274            859
                                             --------       --------
        Total other operating expenses          4,687          3,853

Income before income taxes                        (13)         2,130

Income Taxes                                      (68)           677

Net income                                   $     55       $  1,453
                                             ========       ========
Net income per share (Note 3)
                                             ========       ========
  Basic                                      $   0.02       $   0.46
                                             ========       ========
  Diluted                                    $   0.02       $   0.46
                                             ========       ========

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
================================================================================
(Dollar amounts)

                                                           Three months ended
                                                               March  31,
                                                           1998         1997
                                                         -------      -------
Net income                                               $    55      $ 1,453
  Other comprehensive income, net of tax:
    Change in unrealized gains/losses on securities           13         (229)
                                                         =======      =======
Comprehensive income                                     $    68      $ 1,224
                                                         =======      =======

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
(Dollar amounts in thousands)


                                                    1998           1997
                                                  --------       --------

Balance at January 1                              $ 48,817       $ 45,349

      Net Income                                        55          1,453

      Cash dividends                                  (385)          (329)

      Proceeds from exercise of stock option             3              0

      Repurchase of common stock                        (5)           (85)

      Change in unrealized gains (losses)
      on securities:                                    13           (229)

                                                  --------       --------
Balance at March 31                               $ 48,498       $ 46,159
                                                  ========       ========

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(Dollar amounts in thousands)

                                                                        Three months ended
                                                                             March 31,
                                                                        1998           1997
                                                                      --------       --------
Cash flows from operating activities
       Net Income                                                     $     55       $  1,453
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                       300            298
       Provision for loan losses                                         3,000            400
       Net (gain)/loss on investment securities                             (6)             1
       Net amortization/(accretion) on investments                          20             43
       Net gain on the sale of loans                                      (128)           (66)
       Change in interest payable and other liabilities                    836              0
       Change in interest receivable and other assets                   (3,357)          (140)
       Loans originated for sale, net of sales proceeds                 (1,410)           148
                                                                      --------       --------

               Net cash from operating activities                         (690)         2,137
                                                                      --------       --------


Cash flows from investing activities
       Proceeds from sales of available-for-sale securities                  0              0
       Proceeds from maturities of available-for-sale securities        13,038         11,072
       Purchase of available-for-sale securities                       (12,692)        (8,082)
       Loans made to customers, net of principal
         collection thereon                                            (13,735)       (11,550)
       Property and equipment expenditures                                (369)            60
                                                                      --------       --------

         Net cash from investing activities                            (13,758)        (8,500)
                                                                      --------       --------

Cash flows from financing activities
       Net change in deposits                                           22,573         15,055
       Net change in short-term borrowings                             (12,650)         1,037
       Proceeds from exercise of stock option                                3              0
       Dividends paid                                                     (385)          (329)
       Purchase of common stock                                             (5)           (85)
                                                                      --------       --------

         Net cash from financing activities                              9,536         15,678
                                                                      --------       --------

Net change in cash and cash equivalents                                 (4,912)         9,315

Cash and cash equivalents at beginning of year                          25,462         32,252
                                                                      --------       --------

Cash and cash equivalents at March 31                                 $ 20,550       $ 41,567
                                                                      ========       ========


                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

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

2.  Earnings Per Share

The following table presents share data used to compute earnings per share:


                                                              At March 31,
                                                          1998           1997
                                                       ---------      ---------
Weighted average shares outstanding                    3,076,867      3,143,674
Dilutive effect of potential shares                       84,444         32,619
                                                       ---------      ---------
Shares used to compute diluted earnings per share      3,161,311      3,176,293

3.  Accounting Changes

         Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1997. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Management does not expect adoption of this Standard to have a significant effect on the Company's financial position or results of operations.

         Financial Accounting Standard No. 130, Reporting Comprehensive Income, is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity other than those resulting from investments by owners or distributions to owners. Net income, therefore is a component of comprehensive income. Implementation of this Standard will require additional disclosures in future financial reports but will not otherwise affect the Company.

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

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 200,000 nonvoting common shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At March 31, 1998, a total of 103,254 shares had been repurchased at an average price of $22.34.

The book value per share of Peoples nonvoting common shares at March 31, 1998, was $15.76. For the first quarter, the low trading price per share was $ 35.25, and the high trading price per share was $40.75.

On March 19,1998, Peoples declared a cash dividend in the amount of $.125 per share, payable April 17, 1998, to shareholders of record March 31, 1998. This dividend represents a 4.16% increase over the fourth quarter 1997 dividend and is the seventh consecutive quarter in which Peoples has declared an increase in dividends.










Selected ratios and summary data.
                                           At or for the Three Months Ended
                                                      March 31,
                                              1998                 1997
                                          --------------       --------------

Assets                                    $  608,916           $  488,380
Loans (includes loans held for sale)         420,544              345,055
Deposits                                     530,884              426,860
Shareholders Equity                           48,498               46,159
Book value per share                           15.76                14.69

Earnings per share (basic)                $     0.02           $     0.46
Earnings per share (diluted)              $     0.02           $     0.46
Dividends per share                       $    0.125           $    0.105
Net Interest Margin (FTE)                       4.44%                4.70%
Return on Average Assets                        0.04%                1.31%
Return on Average Equity                        0.46%               13.36%

Average Shares Outstanding
--Basic                                    3,076,867            3,143,674
--Diluted                                  3,161,311            3,176,293

Total Shares Outstanding                   3,076,930            3,141,924

Net Income

Net income for the first quarter of 1998 was $55 compared to $1,453 for the first quarter of 1997, a decrease of 96.21% or $1,398. Basic net income per share for the first quarter 1998 decreased $0.44 or 95.65% from $0.46 for the first quarter of 1997. The decrease in net income is attributable to an increase in the provision for loan losses to $3,000 for the first quarter of 1998 as compared to $400 for the first quarter of 1997. The decision to dramatically increase provision expense is more fully discussed below. In other areas, the Company had strong performance. Net interest income was up 22.77% during the first quarter of 1998 as compared with the first quarter of 1998. Other operating income was up 11.19% during the first quarter. Other operating expenses were up $834 or 21.65%. However, $280 of the increase in other operating expenses was associated with the write-down of an investment in a troubled low-income housing project undertaken by the bank to generate tax credits. Absent the increase associated with the housing project, other operating expenses would have been up 14.4%, primarily on increases in salary and benefit expense.

Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the three months ended March 31, net interest income was $6,114 and $4,980 for 1998 and 1997, respectively. This reflects an increase of $1,134 or 22.77%.

Interest income for the three months ended March 31 was $11,501 and $8,732 for 1998 and 1997, respectively. This increase in interest income is attributable to loan growth of 21.88% and growth in investment balances of 69.27%. Total interest expense was $5,387 and $3,752 for the three months ended March 31, 1998, and 1997, respectively.

Interest and fees on loans increased from $7,176 for the first three months of 1997 to $9,008 for that period in 1998, an increase of $1,832 or 25.53%. These increases are attributable to an increase in loans outstanding. Total loans were $420,544 at March 31, 1998, compared to $345,055 at March 31, 1997, an increase of $75,489 or 21.88%.

The Company's net interest margin, or margin on earning assets, decreased 0.19% to 4.33% for the first three months of 1998 from 4.52% for the first three months of 1997. On a tax equivalent basis, the Company's net interest margin was 4.44% and 4.70%, respectively, for those periods, a decrease of 0.26%. The most significant reason for the decrease in the net interest margin in 1998 was the increase in security balances. While this strategy reduced interest rate risk, enhanced net interest income, and resulted in significant unrealized gains, it also reduced the net interest margin. Had the Company not significantly increased investment security balances, the net interest margin would have been up slightly. The stability of the net interest margin (absent investment securities purchases) occurred at the same time that the balance sheet was growing significantly, demonstrating that balance sheet growth was achieved without sacrificing pricing.

Provision & Allowance for Loan Losses

The provision for loan losses was $3,000 for the first three months of 1998 as compared to $400 for the first three months of 1997, an increase of $2,600 or 650.00%. The allowance for loan losses at March 31, 1998, was $6,333 or 1.51% of total loans compared to $5,516 or 1.36 % of total loans at December 31, 1997. Gross charge-offs during the first three months of 1998 were $2,262 and recoveries were $79.

Charge-offs during the first quarter of 1998 included a $2,000 charge-off on a single commercial loan. That loan had been placed on non-accrual status at December 31, 1997, based on weakening financial condition indicated by the customer's interim financial statements. Audited financial statements provided to management near the end of the first quarter showed substantial deteriation in the customer's condition, and demonstrated that interim financial statements provided during 1997 were grossly erroneous. Management concluded that there was little chance of recovery for the customer and that collateral was unlikely to prevent considerable loss to the Company. Therefore, management determined to charge-off all portions of the loan believed to be uncollectible. Charge-offs do not impact net income, since they are charged against the allowance for loan losses. However, the increase in the provision for loan losses in the first quarter of 1998 was considered necessary by management to maintain the allowance at desirable levels. The adequacy of the allowance for loan loss is evaluated at least quarterly by a credit review officer and management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecast economic conditions. During the first quarter, several additional commercial loan relationships were placed on non-accrual status, resulting in an increase in non-performing loans as discussed below. Further, management believes that the allowance for loan losses should be maintained at a strong level given the economy's mature status. Therefore, management elected to increase the loan loss provision to $3,000 during the first quarter of 1998, and anticipates maintaining the allowance for loan losses at approximately 1.50% or more so long as the level of non-performing loans remains at its current level. Management's analysis indicated that the allowance for loan losses at March 31, 1998, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages.


Other Operating Income

Non-interest income totaled $1,560 for the first three months of 1998, compared to $1,403 for that period of 1997, an increase of $157 or 11.19%. Trust fees were $480 and $371 for the first three months of 1998 and 1997, respectively, an increase of $109 or 29.38%.

Service charges on deposit accounts, which comprise the largest component of non-interest income, were down for the first three months of 1998 compared with the same periods of 1997. For the three month periods ending March 31, 1998, and 1997, service charge income was $658 and $705 respectively, a decrease of $47 or 6.67%. The decrease in service charge income can be traced to a decrease in fees for nonsufficient funds (NSF). NSF fees were $224 and $268 respectively for the three months ending March 31, 1998, and 1997, respectively, a decrease of $44 or 16.42%

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the first three months of 1998 was $179, reflecting an increase of $52 or 40.94%, compared to $127 for the same period in 1997. The increase in mortgage banking revenue can be associated with stronger activity in the first quarter of 1998 due to an increase in refinancing activities associated with lower long-term interest rates. During the first quarter of 1998, the bank originated $8.84 million in loans sold into the secondary market and $12.44 million in adjustable rate mortgages retained by the bank compared to $2.36 million in loans sold and $9.35 million in adjustable rate mortgages retained in the first quarter of 1997
 . During 1997, the bank reduced staff in this area by more than fifty percent and focused its origination efforts on adjustable rate mortgage loans which would not be sold into the secondary market

Other operating income increased during the first three months of 1998 to $237 from $201 for the same period in 1997, an increase of $36 or 17.91%.

Other Operating Expenses

Total other operating expenses were $4,687 for the three months ended March 31, 1998, compared with $3,853 for that period in 1997. This represents an increase of $834, or 21.65%. Salary and employee benefit expense was $2,617 for the first three months of 1998, an increase of $444 or 20.43% from $2,173 for the first three months of 1997. This increase was primarily associated with salary and wage rate increases, increases in staff, and an expense of $177 for stock appreciation rights granted to the Company's Chief Operating Officer.

Occupancy expense was $372 for the first three months of 1998, a decrease of $62, or 14.29% from $434 for the first three months of 1997. Equipment expenses were $312 and $263, respectively, for the first three months of 1998 and 1997, an increase of $49 or 18.63%. The reduction in occupancy expense is primarily associated with reductions in operating and maintenance expenses in the first quarter of 1998. The increase in equipment expense is primarily the result of investments in new technology including a bank-wide network, platform automation for the branch system, and new office equipment.

Advertising expenses were $112 and $124, for the first three months of 1998 and 1997, respectively, a decrease of $12 or 9.68%. Other operating expenses were $1,274 and $859 for the first three months of 1998 and 1997, respectively, an increase of $415 or 48.31%. The principal reason for this increase was management's decision to recognize a loss of $280 on a low-income housing investment. Early in 1997, Peoples purchased a 99% limited partnership interest in a low-income housing project located in Indianapolis for $648. This investment was intended to provide tax credits in addition to cash flow sheltered by depreciation, and was expected to help the bank meet its obligations with respect to the Community Reinvestment Act. The project has failed to meet expectations during its first year, with net losses substantially in excess of the project's initial projections. Audited financial statements indicate that the value of the bank's limited partnership interest, as accounted for using generally accepted accounting principles, declined by $259 during its first year on net loss of $261. The write-down taken during the first quarter of 1998 brought the investment's book value in line with its value as stated on the books of the partnership. Peoples anticipates taking a charge to earnings of approximately $25 per month until the book value of the asset is depleted. So long as the project remains solvent, Peoples will continue to benefit from the tax credits in forthcoming years as originally projected. However, the project provided no tax credits during 1997, so there are no potential tax credit recapture issues to date.


Income Taxes

Income taxes were ($68) for the first three months of 1998 and $677 for the first three months of 1997. The decrease in taxes can be primarily attributed to decreased income recognized during the quarter.


Balance sheet

Total assets were $608,916 at March 31, 1998, and $598,476 at December 31, 1997, an increase of $10,440. The portfolio of available-for-sale securities increased from $153,870 at December 31, 1997, to $154,336 at March 31, 1998, an increase of $466 or 0.30%. Total loans, excluding loans held for sale, increased during the first three months of 1998 from $406,893 at December 31, 1997, to $418,445 at March 31, 1998. This reflects an increase of $11,552 or 2.84%. Commercial loans increased $3,442 or 1.86% from $185,089 at December 31, 1997, to $188,531 at March 31, 1998. Real estate loans, which consist of construction loans and permanent residential and commercial mortgages, increased $10,030 or 8.38% from $119,640 at December 31, 1997, to $129,670 at March 31, 1998. Consumer loans increased $194 or 0.19% from $100,139 at December 31, 1997, to $100,333 at March 31, 1998. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $561 at December 31, 1997, compared to $2,099 at March 31, 1998. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.

                                      March 31,    December 31,   March 31,
                                        1998          1997          1997
                                      --------      --------      --------

Real Estate                           $129,670      $119,640      $104,676
Commercial                             188,531       185,089       151,231
Consumer                               100,333       100,139        81,038
Tax exempt                               2,010         2,025         2,110
Loans to Depository Institutions             0             0         6,000
                                      --------      --------      --------
Total Loans                            420,544       406,893       345,055
Less:  Allowance for Loan Losses         6,333         5,516         4,514
                                      --------      --------      --------
Net Loans                             $414,211      $401,377      $340,541
                                      ========      ========      ========

Deposits represent the primary source of funds for the Company. Total deposits increased $22,573 or 4.44%, from $508,311 at December 31,1997, to $530,884 at
March 31, 1998. Non-interest-bearing deposits increased $4,601, or 5.60%, from $82,132 at December 31, 1997, to $86,733 at March 31, 1998. The Company's
deposit balances are reflected in the following table.

                                       March 31,    December 31,    March 31,
                                        1998           1997           1997
Deposits:

         Non-interest-bearing         $ 86,733       $ 82,132       $ 75,560

            Interest-bearing           444,151        426,179        351,300
                                      --------       --------       --------

                  Total deposits      $530,884       $508,311       $426,860
                                      ========       ========       ========

Total deposits/total assets              87.19%         84.93%         87.40%


Short-term borrowings in the form of Federal funds, Federal Home Loan advances, and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Short-term borrowings were $21,730 at March 31, 1998, as compared to $34,380 at December 31, 1997. This represents a decrease of $12,650 or 36.79%. At March 31, 1998, Peoples had $13,730 in overnight repurchase agreements, $2,000 in federal funds purchased, and $6,000 in Federal Home Loan Bank advances. Overnight repurchase agreements continue to be a source of funds for Peoples. Many of the funds are from businesses with large cash balances.

Total shareholders' equity decreased $319 or 0.65% for the three months ended March 31, 1998, to $48,498, from $48,817 at December 31, 1997. The decrease in shareholders' equity was primarily the result of net income of $55, less dividends paid of $385. The adoption of FAS No. 115 resulted in a $13 increase in equity.


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

At March 31, 1998, Management designated $3,289 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all commercial non-accrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.


                                          March 31,  December 31,  March 31,
                                            1998        1997         1997

Nonperforming loans:

         Total nonaccrual loans            $2,496      $3,626      $  220
         Loans past due more than             346          16         407
           90 days and still accruing          --          --          --
                                           ------      ------      ------
         Total                             $2,842      $3,642      $  627
                                           ======      ======      ======

At March 31, 1998, nonperforming loans were comprised of $2,074 of commercial loans, $766 of real estate loans and $2 of consumer loans. Nonperforming loans were comprised of $2,694 of commercial loans, $944 of real estate loans and $4 of consumer loans at December 31, 1997. At March 31, 1997, nonperforming loans consisted of $478 of commercial loans, $148 of real estate loans and $1 of consumer loans. Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.47% at March 31, 1998, and 0.61% at December 31, 1997. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes. It should be noted that despite the charge-off of $2,262 during the first quarter, non-accrual loans decreased by only $1,130 because additional loans were placed on non-accrual status during the first quarter of 1998.

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

As of March 31, 1998, the Company's Tier I and total risk-based capital ratios were 10.92% and 12.18%, respectively. The Company's leverage ratio was 7.91% at March 31, 1998. As of March 31, 1998, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at March 31, 1998. The following table provides the capital ratios for the entities.

                                       At March 31, 1998
                                                  Consolidated
                                     Bank Only      Company

Total assets                         $603,751       $608,916

Risked-based assets                   433,719        437,870

Tier I capital                         42,121         47,837

Total risk-based capital               47,554         53,321

Leverage ratio                           7.04%          7.91%

Tier I risk-based capital ratio          9.71%         10.92%

Total risk-based capital                10.96%         12.18%

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held April 16, 1998. The following members were elected to the Company's Board of Directors to hold office for a period of one year or until their successors are duly chosen and qualified. Shareholders represented in person or by proxy and voting at the meeting comprised 80% percent of the outstanding voting shares.

                                          Against or                 Broker
         Nominee              For          Withheld    Abstain      Non-votes
---------------------      -------        ----------   -------      ---------
William. E. McWhirter      210,625            0          560            0
Gerald R. Francis          210,625            0          560            0
Charles R. Farber          210,625            0          560            0
Robert B. Hirschman        210,625            0          560            0
Ethan Jackson              210,625            0          560            0
David W. Knall             210,625            0          560            0
Mary Ellen Rodgers         210,625            0          560            0
Stephen R. West            210,625            0          560            0
Darell E. Zink, Jr         210,625            0          560            0

The voting shareholders also ratified the 1998 Stock Option Plan with 183,065 shares voting in favor of the plan, 26,440 shares voting against, and 1,680 shares abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits -

                  27       Financial Data Schedule

         B. Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                 By: /s/ William. E. McWhirter
                                     ----------------------------------------
                                     William E. McWhirter
                                         Chairman and Chief Executive Officer

                                 By: /s/ Charles R. Hageboeck
                                     ----------------------------------------
                                     Charles R. Hageboeck
                                     Senior Vice President and Chief
                                         Financial Officer



                                                            DATE:  May 14, 1998