Form 10-Q
period 1998-06-30
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1998-08-14
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended June 30, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       2,798,134 shares as of August 12, 1998
                  Voting    -         264,096 shares as of August 12, 1998

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


              Consolidated Balance Sheets at June 30, 1998
              and December 31, 1997.........................................   2

              Consolidated Statements of Income for the three and
              six months ended June 30, 1998 and 1997.......................   3

              Consolidated Statements of Comprehensive Income for the
              three and six months ended June 30, 1998 and 1997.............   4

              Consolidated Statements of Changes in Shareholders' Equity....   5

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1998 and 1997.......................   6

              Notes to Consolidated Financial Statements....................   7

  Item 2.     Management's Discussion and Analysis of
              Results of Operations and Financial Condition.................8-16

PART II.  OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders.......  17

      Item 6.     Exhibitis and Reports on Form 8-K.........................  17

      Signatures     .......................................................  18

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)


                                                                         June 30,             December 31,
                                                                           1998                   1997
                                                                     ------------------     -----------------
Assets
      Cash and due from banks                                         $    23,337      $    25,462
      Federal funds sold                                                   27,200                0
                                                                      -----------      -----------
        Total cash and equivalents                                         50,537           25,462

      Available-for-sale securities                                       149,317          153,870

      Loans held for sale                                                     463              561
      Total loans                                                         438,899          406,893
        Allowance for loan losses                                          (7,258)          (5,516)
                                                                      -----------      -----------
        Loans, net                                                        431,641          401,377

      Premises and equipment, net                                           7,764            7,482
      Accrued income and other assets                                      13,731            9,724
                                                                      -----------      -----------
        Total assets                                                      653,453          598,476
                                                                      ===========     ===========

Liabilities

      Non interest-bearing deposits                                   $    86,801      $    82,132
      Interest-bearing deposits                                           481,438          426,179
                                                                      -----------      -----------
        Total deposits                                                    568,239          508,311

      Short-term borrowings                                                27,183           34,380

      Accrued expenses and other liabilities                                8,414            6,968
                                                                      -----------      -----------
        Total liabilities                                                 603,836          549,659

Shareholders' equity
      Common shares, no par value:
      Authorized:
        Voting - 300,000 shares

        Nonvoting - 4,000,000 shares

Issued:
        Voting -  264,096 shares                                              896              897
        Nonvoting -- 2,803,834 shares (1998)
                  -- 2,812,634 shares (1997)                               12,785           13,085

      Retained earnings                                                    35,326           34,220
      Net unrealized gain/(loss) on available-for-sale securities             610              615
                                                                      -----------      -----------
        Total shareholders' equity                                         49,617           48,817
                                                                      -----------      -----------
        Total liabilities and shareholders' equity                    $   653,453      $   598,476
                                                                      ===========      ===========

See accompanying notes.

PEOPLES BANK CORPORATION OF
INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
================================================================================
(Dollar amounts in thousands, except
per share data)

                                                   Three                       Six
                                               months ended                 months ended
                                                  June 30,                    June 30,
                                              1998         1997          1998         1997
                                            ------------------------------------------------
Interest income
      Interest and fees on loans            $  9,360     $  7,667      $ 18,368     $ 14,843
      Interest on federal funds sold             126          298           231          518

      Interest on investments                  2,382        1,537         4,770        2,873
                                            ------------------------------------------------
        Total interest income                 11,868        9,502        23,369       18,234


Interest expense
      Interest on deposits                     5,462        4,056        10,687        7,688

      Interest on short-term borrowings          213          132           375          252
                                            ------------------------------------------------
        Total interest expense                 5,675        4,188        11,062        7,940
                                            ------------------------------------------------
Net interest income                            6,193        5,314        12,307       10,294

Provision for loan losses                        500          500         3,500          900
                                            ------------------------------------------------
Net interest income after
      provision for loan losses                5,693        4,814         8,807        9,394

Other operating income
      Trust fees                                 485          370           965          741

      Service charge income                      728          749         1,386        1,454

      Mortgage banking revenue                   178          109           357          236

      Net gain (loss) on investments               1          (38)            7          (39)

      Other operating income                     365          253           602          454
                                            ------------------------------------------------
        Total other operating income           1,757        1,443         3,317        2,846


Other operating expenses
      Salaries and employee benefits           2,673        2,184         5,290        4,314

      Occupancy expense (net)                    378          401           750          835

      Equipment expense                          346          262           658          525
      Advertising expense                        115          149           227          273
      Other operating expense                  1,253        1,062         2,527        1,964
                                            ------------------------------------------------
        Total other operating expenses         4,765        4,058         9,452        7,911


Income before income taxes                     2,685        2,199         2,672        4,329


Income Taxes                                     848          681           780        1,358

Net income                                  $  1,837     $  1,518      $  1,892     $  2,971
                                            ================================================
Net income per share (Note 3)
                                            ================================================
  Basic                                     $   0.60     $   0.49      $   0.62     $   0.95
                                            ================================================
  Diluted                                   $   0.58     $   0.48      $   0.60     $   0.94
                                            ================================================

See accompanying notes.

PEOPLES BANK CORPORATION OF
INDIANAPOLIS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
================================================================================
(Dollar amounts)

                                                                Three                     Six
                                                             months ended             months ended
                                                               June 30,                 June 30,
                                                          1998         1997        1998         1997
                                                        ---------------------------------------------
Net income                                              $ 1,837      $ 1,518     $ 1,892      $ 2,971
  Other comprehensive income, net of tax:
    Change in unrealized gains/losses on securities         (18)         321          (5)          94
                                                        ---------------------------------------------
Comprehensive income                                    $ 1,819      $ 1,839     $ 1,887      $ 3,065
                                                        =============================================

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY
================================================================================
(Dollar amounts in thousands)


                                                   1998          1997
                                                 --------      --------

Balance at January 1                             $ 48,817      $ 45,349

      Net Income                                    1,892         2,971

      Cash dividends                                 (784)         (673)

      Proceeds from exercise of stock option            3             0


      Repurchase of common stock                     (306)         (724)


      Change in unrealized
         gains (losses) on  securities:                (5)           94
                                                 --------      --------
Balance at June 30                               $ 49,617      $ 47,017
                                                 ========      ========

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF
CASH FLOWS
================================================================================
(Dollar amounts in thousands)

                                                                          Six months
                                                                             ended
                                                                            June 30,
                                                                       1998          1997
                                                                     --------      --------
Cash flows from operating
activities
       Net Income                                                    $  1,892      $  2,971
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                      546           588
       Provision for loan losses                                        3,500             0
       Net (gain)/loss on investment securities                            (7)           39
       Net amortization/(accretion) on  investments                       (33)          119
       Net gain on the sale of loans                                     (257)         (119)
       Change in interest payable and other liabilities                 1,446           228
       Change in interest receivable and other assets                  (5,461)       (1,970)
       Loans originated for sale, net of sales proceeds                   355           (62)
                                                                     --------      --------
               Net cash from operating activities                       1,981         1,794
                                                                     --------      --------


Cash flows from investing activities
       Proceeds from sales of  available-for-sale securities                0        14,218
       Proceeds from maturities of available-for-sale securities       32,614        18,200
       Purchase of available-for-sale securities                      (26,281)      (54,471)
       Loans made to customers, net of principal
           collection thereon                                         (33,764)      (33,648)
       Property and equipment expenditures                             (1,119)          (50)
                                                                     --------      --------
         Net cash from investing activities                           (28,550)      (55,751)
                                                                     --------      --------

Cash flows from financing activities
       Net change in deposits                                          59,928        55,059
       Net change in  short-term borrowings                            (7,197)         (241)
       Proceeds from exercise of stock option                               3             0
       Dividends paid                                                    (784)         (673)
       Purchase of common stock                                          (306)         (724)
                                                                     --------      --------
         Net cash from financing activities                            51,644        53,421
                                                                     --------      --------

Net change in cash and cash equivalents                                25,075          (536)


Cash and cash equivalents at beginning of year                         25,462        32,252
                                                                     --------      --------

Cash and cash equivalents at June 30                                 $ 50,537      $ 31,716
                                                                     ========      ========

                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

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

2.  Earnings Per Share

The following table presents share data used to compute earnings per share:

                                                         Year-to-date
                                                         At June 30,

                                                      1998            1997
                                                      ----            ----

Weighted average shares outstanding                 3,076,354       3,136,413
Dilutive effect of potential shares                    85,365          31,121
                                                    ---------       ---------
Shares used to compute diluted earnings per share   3,161,719       3,167,534



                                                          Three Month ended
                                                             June 30,

                                                        1998            1997
                                                        ----            ----

Weighted average shares outstanding                  3,075,848        3,129,231
Dilutive effect of potential shares                     81,968           39,762
                                                     ---------        ---------
Shares used to compute diluted earnings per share    3,157,816        3,168,993

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

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 200,000 nonvoting common shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At June 30, 1998, a total of 112,254 shares had been repurchased at an average price of $23.23.

The book value per share of Peoples nonvoting common shares at June 30, 1998, was $16.17. For the second quarter, the low trading price per share was $32.00, and the high trading price per share was $38.375.

On June 18, 1998, Peoples declared a cash dividend in the amount of $.13 per share, payable July 17, 1998, to shareholders of record June 30, 1998. This dividend represents a 4.00% increase over the first quarter 1998 dividend and is the eighth consecutive quarter in which Peoples has declared an increase in dividends.

Selected ratios and summary data.
                                              At or for the Six Months Ended
                                                       June  30,
                                                   1998          1997
                                                --------       --------

Assets                                          $653,453       $528,192
Loans (includes loans held for sale)             439,362        368,181
Deposits                                         568,239        466,864
Shareholders Equity                               49,617         47,017
Book value per share                               16.17          15.10

Earnings per share (basic)                         $0.62          $0.95
Earnings per share (diluted)                       $0.60          $0.94
Dividends per share                               $0.255         $0.215
Net Interest Margin (FTE)                           4.37%          4.65%
Return on Average Assets                            0.62%          1.20%
Return on Average Equity                            7.91%         12.87%

Average Shares Outstanding
         -   Basic                             3,076,354      3,136,413
         -   Diluted                              85,365         31,121

Total Shares Outstanding                       3,161,719      3,167,534

Net Income

Net income for the second quarter of 1998 was $1,837 compared to $1,518 for the second quarter of 1997, an increase of 21.01% or $319. Net income for the first six months of 1998 was $1,892 compared to $2,971 for the same period in 1997, a decrease of 36.32% or $1,079. Basic net income per share for the second quarter of 1998 was $0.60, an increase of $0.11 or 22.44% from $0.49 for the second quarter of 1997. Basic net income per share for the first six months of 1998 was $0.62, a decrease of $33 or 34.74% from $0.95 for the same period in 1997. The decrease in net income is attributable to management's and the board of directors' election to recognize losses on impaired loans and to write down a low-income housing tax credit investment. Additionally, loan loss reserves were strengthened in response to increased levels of criticized and nonperforming loans.

Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the three months ended June 30, net interest income was $6,193 and $5,314 for 1998 and 1997, respectively. This reflects an increase $879 or 16.54%. For the six months ended June 30, net interest income was $12,307 and $10,294. This reflects an increase of $2,013 or 19.56%. Interest income for the three months ended June 30 was $11,868 and $9,502 for 1998 and 1997, respectively, an increase of $2,366, or 24.90%. Interest income for the six months ended June 30 was $23,369 and $18,234 for 1998 and 1997, respectively, an increase of $5,135, or 28.16%. Total interest expense was $5,675 and $4,188 for the three months ended June 30, 1998, and 1997, respectively, an increase of $1,487, or 35.51%. Total interest expense was $11,062 and $7,940 for the six months ended June 30, 1998, and 1997, respectively, an increase of $3,122, or 39.32%. This increase in interest income is attributable to loan growth of 19.33% and growth in investments of 28.10%.

Interest and fees on loans increased from $7,667 for the second quarter of 1997 to $9,360 for that period in 1998, an increase of $1,693 or 22.08%. Interest and fees on loans increased from $14,843 for the first six months of 1997 to $18,368 for that period in 1998, an increase of $3,525 or 23.75%. These increases are attributable to an increase in loans outstanding. Total loans were $439,362 at June 30, 1998, compared to $368,181 at June 30, 1997, an increase of $71,181 or 19.33%.

The Company's net interest margin, or margin on earning assets, decreased 3.75% from 4.42% for the second quarter of 1997 to 4.26% for the second quarter of 1998. On a tax equivalent basis, the Company's net interest margin was 4.65% and 4.37%, respectively, for those periods, a decrease of 6.02%. The most significant reason for the decrease in the net interest margin in 1998 was the increase in security balances. While this strategy reduced interest rate risk, enhanced net interest income, and resulted in significant unrealized gains, it also reduced the net interest margin. Had the Company not significantly increased investment security balances, the net interest margin would have been up slightly. The stability of the net interest margin (absent investment securities purchases) occurred at the same time that the balance sheet was growing significantly, demonstrating that balance sheet growth was achieved without sacrificing pricing.

Provision & Allowance for Loan Losses

The provision for loan losses was $3,500 for the first six months of 1998 as compared to $900 for the first six months of 1997, an increase of $2,600 or 288.89%. The allowance for loan losses at June 30, 1998, was $7,258 or 1.65% of total loans compared to $5,516 or 1.36% of total loans at December 31, 1997. Gross charge-offs during the first six months of 1998 were $2,330 and recoveries were $571.

The adequacy of the allowance for loan loss is evaluated at least quarterly by a credit review officer and management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. During the first quarter, provision expense of $3,000 was necessitated by net charge-offs of $2,183. Net recoveries of $425 were recorded during the second quarter of 1998 (including recoveries from loans charged off during the first quarter). Management expects additional recoveries against these loans during the remainder of 1998. Management believes that the allowance for loan losses should be maintained a strong level given the mature status of the economy. Therefore, management anticipates maintaining the allowance for loan losses in the range of 1.50% to 1.75% so long as the level of non-performing loans remains at its current level. Management's analysis indicated that the allowance for loan losses at June 30, 1998, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages.

Other Operating Income

Non-interest income totaled $1,757 for the second quarter of 1998, compared to $1,443 for that period of 1997, an increase of $314 or 21.76%. Non-interest income totaled $3,317 for the first six months of 1998, compared to $2,846 for that period in 1997, an increase of $471 or 16.55%. Trust fees were $485 and $370 for the second quarter of 1998 and 1997, respectively, an increase of $115 or 31.08%. For the first six months of 1998 and 1997, trust fees were $965 and $741, an increase of $224 or 30.23%.

Service charges on deposit accounts, which comprise the largest component of non-interest income, were down for the second quarter of 1998 compared with the same periods of 1997. For the three month periods ending June 30, 1998, and 1997, service charge income was $728 and $749 respectively, a decrease of $21 or 2.80%. For the six month periods ending June 30, 1998, and 1997, service charge income was $1,386 and $1,454 respectively, a decrease of $68 or 4.68%. The decrease in service charge income can be traced to a decrease in fees for nonsufficient funds (NSF).

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the second quarter of 1998 was $178, reflecting an increase of $69 or 63.30%, compared to $109 for the same period in 1997. Mortgage banking revenue for the first six months of 1998 was $357, reflecting an increase of $121 or 51.27%, compared to $236 for the same period in 1997. The increase in mortgage banking revenue can be associated with stronger activity in the first six months of 1998 due to an increase in refinancing activities associated with lower long-term interest rates. During 1997, the bank reduced staff in this area by more than fifty percent and focused its origination efforts on adjustable rate mortgage loans which would not be sold into the secondary market. During the second quarter of 1998, the bank originated $5,952 in loans sold into the secondary market and $17,536 in adjustable rate mortgages retained by the bank compared to $3,530 in loans sold and $11,243 in adjustable rate mortgages retained in the second quarter of 1997 .

Other operating income increased during the second quarter of 1998 to $365 from $253 for the same period in 1997, an increase of $112 or 44.27%. Other operating income increased during the first six months of 1998 to $602 from $454 for the same period in 1997, an increase of $148 or 32.60%. During the second quarter of 1997, the Company began to offer additional products--mutual funds and annuities--through Peoples Investment Services, Inc., a subsidiary of the Company, which are serviced through a third-party vendor, Invest Financial Corporation. This area of business has grown and the Company has increased staffing to meet the growth. The increase in other operating income is primarily associated with income of $168 for the first six months of 1998 from the sale of products through Peoples Investment Services, Inc.

Other Operating Expenses

Total other operating expenses were $4,765 for the three months ended June 30, 1998, compared with $4,058 for that period in 1997. This represents an increase of $707, or 17.42%. For the first six months of 1998, total other operating expenses were $9,452, compared with $7,911 for that period in 1997, an increase of $1,541, or 19.48%. Salary and employee benefit expense was $2,673 for the three months ended June 30,1998, an increase of $489 or 22.39% from $2,184 for the same period of 1997. Salary and employee benefit expense was $5,290 for the first six months of 1998, an increase of $976 or 22.62% from $4,314 for the same period in 1997. This increase was primarily associated with salary and wage rate increases, increases in staff, and an expense of $177 for stock appreciation rights granted to the Company's Chief Operating Officer.

Occupancy expense was $378 for the second quarter of 1998, a decrease of $23, or 5.74% from $401 for the second quarter of 1997. For the first six months of 1998, occupancy expense was $750, a decrease of $85 or 10.18% from $835 for the same period in 1997. Equipment expenses were $346 and $262, respectively, for the second quarter of 1998 and 1997, an increase of $84 or 32.06%. The reduction in occupancy expense is primarily associated with reductions in operating and maintenance expenses in the first six months of 1998. The increase in equipment expense is primarily the result of investments in new technology including a bank-wide network, platform automation for the branch system, and new office equipment.

Advertising expenses were $115 and $149, for the second quarter of 1998 and 1997, respectively, a decrease of $34 or 22.82%. For the first six months of 1998 and 1997, advertising expenses were $227 and $273, respectively, a decrease of $46 or 16.85%. Other operating expenses were $1,253 and $1,062 for the second quarter of 1998 and 1997, respectively, an increase of $191 or 17.98%. For the first six months of 1998 and 1997, other operating expenses were $2,527 and $1,964, respectively, an increase of $563 or 28.67%. The principal reason for this increase was management's decision to recognize a loss of $355 on a low-income housing investment through the second quarter.

Income Taxes

Income taxes were $780 for the first six months of 1998 and $1,358 for the first six months of 1997. The decrease in taxes can be primarily attributed to decreased income recognized during the first quarter.

Balance sheet

Total assets were $653,453 at June 30, 1998, and $598,476 at December 31, 1997, an increase of $54,977, or 9.19%. The portfolio of available-for-sale securities decreased from $153,870 at December 31, 1997, to $149,317 at June 30, 1998, a decrease of $4,553 or 2.96%. Total loans, excluding loans held for sale, increased during the first six months of 1998 from $406,893 at December 31, 1997, to $438,899 at June 30, 1998. This reflects an increase of $32,006 or 7.87%. Commercial loans increased $18,912 or 10.22% from $185,089 at December 31, 1997, to $204,001 at June 30, 1998. Real estate loans, which consist of construction loans and permanent residential and commercial mortgages, increased $8,444 or 7.05% from $119,640 at December 31, 1997, to $128,084 at June 30,
1998. Consumer loans increased $4,697 or 4.70% from $100,139 at December 31, 1997, to $104,836 at June 30, 1998. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $561 at December 31, 1997, compared to $463 at June 30, 1998. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.



                                       June 30,            December 31,      June 30,
                                         1998                  1997            1997

Real Estate                                $128,084           $119,640        $117,750
Commercial                                  204,001            185,089         158,700
Consumer                                    104,836            100,139          89,053
Tax exempt                                    1,978              2,025           2,075
                                   -----------------    ---------------   -------------
Total Loans                                 438,899            406,893         367,578
Less: Allowance for Loan Losses               7,258              5,516           4,877
                                   =================    ===============   =============
                                           $431,641           $401,377        $362,701
                                   =================    ===============   =============

Deposits represent the primary source of funds for the Company. Total deposits increased $59,928 or 11.79%, from $508,311 at December 31,1997, to $568,239 at
June 30, 1998. Non-interest-bearing deposits increased $4,669, or 5.68%, from $82,132 at December 31, 1997, to $86,801 at June 30, 1998. The Company's deposit balances are reflected in the following table.



                                               June 30,     December 31,     June 30,
                                                 1998           1997           1997
Deposits:
               Non-interest-bearing          $  86,801      $  82,132       $  70,932
               Interest-bearing                481,438        426,179         395,932
                                         --------------   ------------   -------------
                         Total deposits      $ 568,239      $ 508,311       $ 466,864
                                         --------------   ------------   -------------
Total deposits/total assets                      86.96%         84.93%          88.39%


Short-term borrowings in the form of Federal funds, Federal Home Loan advances, and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Overnight repurchase agreements continue to be a source of funds for Peoples. Many of the funds are from businesses with large cash balances. Short-term borrowings were $27,183 at June 30, 1998, as compared to $34,380 at December 31, 1997. This represents a decrease of $7,197 or 20.93%. At June 30, 1998, the bank had $11,183 in overnight repurchase agreements, $0 in federal funds purchased, $6,000 in Federal Home Loan Bank advances, and $10,000 in borrowings through the Treasury Tax and Loan Note Option program.

Total shareholders' equity increased $800 or 1.64% for the six months ended June 30, 1998, to $49,617, from $48,817 at December 31, 1997. The increase in shareholders' equity was the result of net income of $1,892, less dividends paid of $784, plus the adoption of FAS No. 115 resulted in a $5 decrease in equity, less the repurchase of $306 of common stock, plus the issue of $3 of common stock due to the exercise of stock options.

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

At June 30, 1998, Management designated $2,233 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all commercial non-accrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.


                                                June 30,       December 31,      June 30,
                                                  1998             1997            1997
Nonperforming loans:
          Total nonaccrual loans                 $ 1,770           $ 3,626        $  784
           Loans past due more than
           ninety days and still accruing            127                16             4
                                              ===========       ===========    ==========
         Total                                   $ 1,897           $ 3,642         $ 788
                                              ===========       ===========    ==========

At June 30, 1998, nonperforming loans were comprised of $1,778 of commercial loans, $119 of real estate loans and $0 of consumer loans. Nonperforming loans were comprised of $2,694 of commercial loans, $944 of real estate loans and $4 of consumer loans at December 31, 1997. At June 30, 1997, nonperforming loans consisted of $322 of commercial loans, $460 of real estate loans and $6 of consumer loans. Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.29% at June 30, 1998, and 0.61% at December 31, 1997. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes.

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

As of June 30, 1998, the Company's Tier I and total risk-based capital ratios were 10.48% and 11.73%, respectively. The Company's leverage ratio was 7.92% at June 30, 1998. As of June 30, 1998, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at June 30, 1998.

The following table provides the capital ratios for the entities.

                                           At June 30, 1998

                                                     Consolidated
                                     Bank Only           Company

Total assets                          $649,840          $653,453

Risked-based assets                    464,191           467,187

Tier I capital                          43,527            49,579

Total risk-based capital                49,347            55,436

Leverage ratio                            7.09%             7.92%

Tier I risk-based capital ratio           9.38%            10.48%

Total risk-based capital                 10.63%            11.73%



Year 2000 Readiness

Peoples is engaged in an aggressive program to coordinate its Year 2000 efforts with business partners, vendors, service providers and regulators. In 1997, Peoples established a Year 2000 Project to address the challenges associated with Year 2000 and to resolve Year 2000 risks to business operations. A risk assessment system is in place which incorporates a vendor management program, assessment of mission critical applications, and a comprehensive validation process with specific time lines. Peoples has targeted December 31, 1998 as the date when critical systems and applications will be Year 2000 compliant. The Year 2000 Project has been reviewed by both Federal and State Examiners to ensure its compliance with regulatory guidelines. Peoples currently estimates costs of compliance with the Year 2000 issue at $100,000.

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

                                       Against or                Broker Non-
    Nominee                   For      Withheld      Abstain       Votes
    -------                   ---      --------      -------       -----
William E. McWhirter        210,625        0           560           0
Gerald R. Francis           210,625        0           560           0
Charles R. Farber           210,625        0           560           0
Robert B. Hirschman         210,625        0           560           0
Ethan Jackson               210,625        0           560           0
David W. Knall              210,625        0           560           0
Mary Ellen Rodgers          210,625        0           560           0
Stephen R. West             210,625        0           560           0
Darell E. Zink, Jr.         210,625        0           560           0

The shareholders also ratified the Peoples Bank Corporation of Indianapolis 1998 Stock Option Plan with 183,065 shares voting in favor of the plan and 26,440 shares voting against, with 1,680 shares abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits -

                  27       Financial Data Schedule

         B. Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEOPLES BANK CORPORATION
                                  OF INDIANAPOLIS

                                  By: /s/ William. E. McWhirter
                                      ------------------------------------------
                                          William E. McWhirter
                                          Chairman and Chief Executive Officer

                                  By: /s/ Charles R. Hageboeck
                                      ------------------------------------------
                                          Charles R. Hageboeck
                                          Senior Vice President and Chief
                                          Financial Officer

                                  DATE: August 13, 1998