Form 10-Q
period 1998-09-30
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1998-11-17
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       2,787,634 shares as of November 13, 1998
                  Voting    -         264,096 shares as of November 13, 1998

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


              Consolidated Balance Sheets at September 30, 1998
              and December 31, 1997........................................   2

              Consolidated Statements of Income for the three and
              nine months ended September 30, 1998 and 1997................   3

              Consolidated Statements of Comprehensive Income for the
              three and nine months ended September 30, 1998 and 1997......   4

              Consolidated Statements of Changes in Shareholders'
              Equity.......................................................   5

              Consolidated Statements of Cash Flows for
              the nine months ended
              September 30, 1998 and 1997..................................   6

              Notes to Consolidated Financial
              Statements...................................................   7

  Item 2.     Management's Discussion and Analysis of
              Results of Operations
              and Financial Condition......................................8-16

PART II.  OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders......  17

      Item 6.     Exhibits and Reports on Form 8-K.........................  17

      Signatures     ......................................................  18

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                                       September 30,          December 31,
                                                                           1998                   1997
                                                                     ------------------     -----------------
Assets
      Cash and due from banks                                          $        19,908        $       25,462
      Federal funds sold                                                             0                     0
                                                                     ------------------     -----------------
        Total cash and equivalents                                              19,908                25,462

      Available-for-sale securities                                            144,699               153,870

      Loans held for sale                                                          373                   561
      Total loans                                                              453,599               406,893
        Allowance for loan losses                                              (7,075)               (5,516)
                                                                     ------------------     -----------------
        Loans, net                                                             446,524               401,377

      Premises and equipment, net                                                7,914                 7,482
      Accrued income and other assets                                           13,100                 9,724
                                                                     ------------------     -----------------
        Total assets                                                           632,518               598,476
                                                                     ==================     =================

Liabilities

      Non interest-bearing deposits                                             80,045                82,132
      Interest-bearing deposits                                                457,960               426,179
                                                                     ------------------     -----------------
        Total deposits                                                         538,005               508,311

      Short-term borrowings                                                     34,853                34,380
      Accrued expenses and other liabilities                                     8,614                 6,968
                                                                     ------------------     -----------------
        Total liabilities                                                      581,472               549,659

Shareholders' equity
      Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting -  264,096 shares                                                   896                   897
        Nonvoting  -   2,787,634 shares (1998)
                        -  2,812,634 shares                                     12,280                13,085
(1997)
      Retained earnings                                                         36,914                34,220
      Net unrealized gain/(loss) on available-for-sale securities                  956                   615
                                                                     ------------------     -----------------
        Total shareholders' equity                                              51,046                48,817
                                                                     ------------------     -----------------
        Total liabilities and shareholders' equity                      $      632,518         $     598,476
                                                                     ==================     =================


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
================================================================================

(Dollar amounts in thousands, except per share data)
                                                                Three months ended         Nine months ended
                                                                  September 30,              September 30,
                                                               1998          1997          1998           1997
                                                      -------------------------------------------------------------------
Interest income
      Interest and fees on loans                              $9,666        $8,264       $28,034        $23,107
      Interest on federal funds sold                             255           132           486            650
      Interest on investments                                  2,271         2,096         7,041          4,969
                                                      ----------------------------------------------------------
        Total interest income                                 12,192        10,492        35,561         28,726

Interest expense
      Interest on deposits                                     5,823         4,783        16,510         12,471
      Interest on short-term borrowings                          193           136           568            388
                                                      ----------------------------------------------------------
        Total interest expense                                 6,016         4,919        17,078         12,859
                                                      ----------------------------------------------------------
Net interest income                                            6,176         5,573        18,483         15,867

Provision for loan losses                                          0           500         3,500          1,400
                                                      ----------------------------------------------------------
Net interest income after
      provision for loan losses                                6,176         5,073        14,983         14,467

Other operating income
      Trust and Investment Management fees                       638           449         1,771          1,222
      Service charge income                                      795           791         2,181          2,245
      Mortgage banking revenue                                   114            89           471            325
      Net gain (loss)
on
        investments                                               40           (7)            47           (46)
      Other operating income                                     260           213           694            635
                                                      ----------------------------------------------------------
        Total other operating income                           1,847         1,535         5,164          4,381

Other operating expenses
      Salaries and employee benefits                           2,744         2,294         8,034          6,608
      Occupancy expense (net)                                    394           380         1,144          1,215
      Equipment expense                                          368           253         1,026            778
      Advertising Expense                                         85           124           312            397
      Other operating expense                                  1,457         1,054         3,984          3,018
                                                      ----------------------------------------------------------
        Total other operating expenses                         5,048         4,105        14,500         12,016

Income before income taxes                                     2,975         2,503         5,647          6,832

Income Taxes                                                     973           845         1,753          2,203

Net income                                                    $2,002        $1,658        $3,894         $4,629
                                                      ==========================================================
Net income per share (Note 3)
                                                      ==========================================================
  Basic                                                        $0.65         $0.53         $1.27          $1.48
                                                      ==========================================================
  Diluted                                                      $0.63         $0.53         $1.24          $1.47
                                                      ==========================================================

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
================================================================================

(Dollar amounts)

                                                              Three months ended             Nine months ended
                                                                  September 30,                 September 30,
                                                             1998               1997          1998           1997
                                                       -----------------------------------------------------------
Net income                                                   $2,002            $1,658        $3,894         $4,629
  Other comprehensive income, net of tax:
    Change in unrealized gains/losses on securities             346                83           341            177
                                                       ===========================================================
Comprehensive income                                         $2,348            $1,741        $4,235         $4,806
                                                       ============================================================


PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
(Dollar amounts in thousands)


                                                   1998         1997
                                                 --------      -------

Balance at January 1                              $48,817      $45,349

      Net Income                                    3,894        4,629

      Cash dividends                               (1,198)      (1,026)

      Proceeds from exercise of stock option            3            0

      Repurchase of common stock                     (811)      (1,734)

      Change in unrealized gains (losses)
      on securities:                                  341          177

                                               -----------     --------
Balance at September 30                           $51,046      $47,395
                                               ===========     ========

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

(Dollar amounts in thousands)

                                                                          Nine months ended
                                                                            September 30,
                                                                        1998            1997
                                                                      ---------       ---------
Cash flows from operating activities
       Net Income                                                     $   3,894       $   4,629
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                        902             820
       Provision for loan losses                                          3,500           1,400
       Net (gain)/loss on investment securities                             (47)             46
       Net amortization/(accretion) on investments                          (89)            177
       Net gain on the sale of loans                                       (323)           (152)
       Change in interest payable and other liabilities                   1,648           2,133
       Change in interest receivable and other assets                    (4,468)         (3,302)
       Loans originated for sale, net of sales proceeds                     509             436
                                                                      ---------       ---------

               Net cash from operating activities                         5,526           6,187
                                                                      ---------       ---------


Cash flows from investing activities
       Proceeds from sales of available-for-sale securities               5,068          16,707
       Proceeds from maturities of available-for-sale securities         46,069          17,645
       Purchase of available-for-sale securities                        (40,462)        (87,373)
       Loans made to customers, net of principal
         collection thereon                                             (48,647)        (56,655)
       Property and equipment expenditures                               (1,270)           (301)
                                                                      ---------       ---------

         Net cash from investing activities                             (39,242)       (109,977)
                                                                      ---------       ---------

Cash flows from financing activities
       Net change in deposits                                            29,693          95,163
       Net change in short-term borrowings                                  472               5
       Proceeds from exercise of stock option                                 3               0
       Dividends paid                                                    (1,195)         (1,026)
       Purchase of common stock                                            (811)         (1,734)
                                                                      ---------       ---------

         Net cash from financing activities                              28,162          92,408
                                                                      ---------       ---------

Net change in cash and cash equivalents                                  (5,554)        (11,382)

Cash and cash equivalents at beginning of year                           25,462          32,252
                                                                      ---------       ---------

Cash and cash equivalents at September 30                             $  19,908       $  20,870
                                                                      =========       =========


                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements

                               September 30, 1998

1.  Accounting Policies
    -------------------
         Except as noted in Note 3, the significant accounting policies followed by Peoples Bank Corporation of Indianapolis ("The Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q and may not include all information and footnotes normally shown for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

2.  Earnings Per Share
    ------------------

The following table presents share data used to compute earnings per share:



                                                                      Year-to-date
                                                                     At September 30,

                                                                  1998            1997
                                                                ---------       ---------
Weighted average shares outstanding                             3,071,429       3,124,222
Dilutive effect of potential shares                                86,696          32,721
                                                                ---------       ---------
Shares used to compute diluted earnings per share               3,158,125       3,156,943


                                                                   Three Months ended
                                                                      September 30,

                                                                   1998           1997
                                                                ---------       ---------
Weighted average shares outstanding                             3,061,738       3,100,239
Dilutive effect of potential shares                                77,286          57,020
                                                                ---------       ---------
Shares used to compute diluted earnings per share               3,139,024       3,157,259

3.  Accounting Changes
    ------------------
         Financial Accounting Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, is effective for reported periods included in year-end financial statements for fiscal years beginning after December 15, 1997 and for all reported periods in interim financial statements for reporting periods following the first required full fiscal year disclosure. The Standard establishes new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to shareholders. It supercedes the "industry approach" to segment disclosures, previously required by Financial Accounting Statement No. 14, Financial Reporting for Segments of a Business Enterprise, replacing it with a method of segment reporting which is based on the structure of an enterprise's internal organization reporting. The Standard also establishes guidelines for related disclosures about products and services, geographic areas and major customers. Management expects implementation of this Standard to result in the identification of other reportable business segments.

PART I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis
         ------------------------------------
 (Dollar amounts in thousands, except per share data)

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

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 200,000 nonvoting common shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At September 30, 1998, a total of 128,454 shares had been repurchased at an average price of $24.23.

The book value per share of Peoples nonvoting common shares at September 30, 1998, was $16.73. For the third quarter, the low trading price per share was $27.625, and the high trading price per share was $36.00.

On September 17, 1998, Peoples declared a cash dividend in the amount of $.135 per share, payable October 16, 1998, to shareholders of record September 30, 1998. This dividend represents a 4.00% increase over the second quarter 1998 dividend and is the ninth consecutive quarter in which Peoples has declared an increase in dividends.

Selected ratios and summary data.
                                              At or for the Nine Months Ended
                                                      September 30,
                                                 1998               1997
                                               ---------          ---------
Assets                                          $632,518           $570,824
Loans (includes loans held for sale)             453,972            389,564
Deposits                                         538,005            506,968
Shareholders Equity                               51,046             47,395
Book value per share                               16.73              15.40

Earnings per share (basic)                         $1.27              $1.48
Earnings per share (diluted)                       $1.24              $1.47
Dividends per share                                $0.39              $0.33
Net Interest Margin (FTE)                           4.29%              4.53%
Return on Average Assets                            0.83%              1.20%
Return on Average Equity                           10.73%             13.29%

Average Shares Outstanding
         -   Basic                             3,071,429          3,124,222
         -   Diluted                           3,158,125          3,156,943

Total Shares Outstanding                       3,051,730          3,077,090

Net Income
----------

Net income for the third quarter of 1998 was $2,002 compared to $1,658 for the third quarter of 1997, an increase of 20.75% or $344. Net income for the first nine months of 1998 was $3,894 compared to $4,629 for the same period in 1997, a decrease of 15.88% or $735. Basic net income per share for the third quarter of 1998 was $0.65, an increase of $0.12 or 22.64% from $0.53 for the third quarter of 1997. Basic net income per share for the first nine months of 1998 was $1.27, a decrease of $0.21 or 14.19% from $1.48 for the same period in 1997. The decrease in net income for the year to date is attributable to management's and the board of directors' election to recognize losses on impaired loans and to write down a low-income housing tax credit investment during the first quarter of 1998. Additionally, loan loss reserves were strengthened in response to increased levels of criticized and nonperforming loans.

Net Interest Income
-------------------

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the three months ended September 30, net interest income was $6,176 and $5,573 for 1998 and 1997, respectively. This reflects an increase of $603, or 10.82%. For the nine months ended September 30, net interest income was $18,483 and $15,867, for 1998 and 1997, respectively. This reflects an increase of $2,616 or 16.49%.

Interest income for the three months ended September 30 was $12,192 and $10,492 for 1998 and 1997, respectively, an increase of $1,700, or 16.20%. Interest income for the nine months ended September 30 was $35,561 and $28,726 for 1998 and 1997, respectively, an increase of $6,835, or 23.79%. Total interest expense was $6,016 and $4,919 for the three months ended September 30, 1998, and 1997, respectively, an increase of $1,097, or 22.30%. Total interest expense was $17,078 and $12,859 for the nine months ended September 30, 1998, and 1997, respectively, an increase of $4,219, or 32.81%. This increase in interest income is primarily attributable to loan growth of 16.53%.

Interest and fees on loans increased from $ 8,264 for the third quarter of 1997 to $9,666 for that period in 1998, an increase of $1,402 or 16.97%. Interest and fees on loans increased from $23,107 for the first nine months of 1997 to $28,034 for that period in 1998, an increase of $4,927 or 21.32%. These increases are attributable to an increase in loans outstanding. Total loans were $453,872 at September 30, 1998, compared to $389,564 at September 30, 1997, an increase of $64,408 or 16.53%.

The Company's net interest margin, or margin on earning assets, decreased from 4.36% for the third quarter of 1997 to 4.18% for the third quarter of 1998. On a tax equivalent basis, the Company's net interest margin decreased from 4.53% for the third quarter of 1997 to 4.29% for the third quarter of 1998. The primary reason for this decrease in the net interest margin in 1998 was growth in loans outstanding funded by growth in higher-priced certificates of deposit, resulting in a thinner net interest margin on new business.


Provision & Allowance for Loan Losses
-------------------------------------

The provision for loan losses was $3,500 for the first nine months of 1998 as compared to $1,400 for the first nine months of 1997, an increase of $2,100 or 150.00%. The allowance for loan losses at September 30, 1998, was $7,075 or 1.56% of total loans compared to $5,516 or 1.36% of total loans at December 31, 1997. Gross charge-offs during the first nine months of 1998 were $2,543 and recoveries were $602.

The adequacy of the allowance for loan loss is evaluated at least quarterly by a credit review officer and management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. During the first quarter, provision expense of $3,000 was necessitated by net charge-offs of $2,183. Management expects additional recoveries against these loans during the remainder of 1998. Management believes that the allowance for loan losses should be maintained a strong level given the mature status of the economy. Therefore, management anticipated maintaining the allowance for loan losses in the range of 1.50% to 1.75%. Management's analysis indicated that the allowance for loan losses at September 30, 1998, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages.

Other Operating Income
----------------------

Non-interest income totaled $1,840 for the third quarter of 1998, compared to $1,535 for that period of 1997, an increase of $305 or 19.87%. Non-interest income totaled $5,157 for the first nine months of 1998, compared to $4,381 for that period in 1997, an increase of $776 or 17.71%.

Trust and Investment Management fees were $638 and $449 for the third quarter of 1998 and 1997, respectively, an increase of $189 or 42.09%. For the first nine months of 1998 and 1997, trust fees were $1,771 and $1,222, an increase of $549 or 44.93%. During the second quarter of 1997, the Company began to offer additional products--debt and equities securities, mutual funds, and annuities--through Peoples Investment Services, Inc., a subsidiary of the Company, which are serviced through a third-party vendor, Invest Financial Corporation. This area of business has grown and the Company has increased staffing to meet the growth. The increase in Trust and Investment Management fees is primarily associated with income of $402 for the first nine months of 1998 from the sale of products through Peoples Investment Services, Inc.

Service charges on deposit accounts, which comprise the largest component of non-interest income, were up slightly for the third quarter of 1998 compared with the same periods of 1997. For the three month periods ending September 30, 1998, and 1997, service charge income was $795 and $791 respectively, an increase of $4 or 0.51%. For the nine month periods ending September 30, 1998, and 1997, service charge income was $2,181 and $2,245 respectively, a decrease of $64 or 2.85%. The decrease in service charge income can be traced to unusually high fees received in 1997 for nonsufficient funds (NSF).

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the third quarter of 1998 was $114, reflecting an increase of $25 or 28.09%, compared to $89 for the same period in 1997. Mortgage banking revenue for the first nine months of 1998 was $471, reflecting an increase of $146 or 44.92%, compared to $325 for the same period in 1997. The increase in mortgage banking revenue can be associated with stronger activity in the first nine months of 1998 due to an increase in refinancing activities associated with lower long-term interest rates.

Other operating income increased during the third quarter of 1998 to $260 from $213 for the same period in 1997, an increase of $47 or 22.07%. Other operating income increased during the first nine months of 1998 to $694 from $635 for the same period in 1997, an increase of $59 or 9.29%. This increase was primarily associated with an increase in commissions and fees received for the servicing of merchant credit card business.

Other Operating Expenses
------------------------

Total other operating expenses were $5,041 for the three months ended September 30, 1998, compared with $4,105 for that period in 1997. This represents an increase of $936, or 22.80%. For the first nine months of 1998, total other operating expenses were $14,493, compared with $12,016 for that period in 1997, an increase of $2,477, or 20.61%. Salary and employee benefit expense was $2,744 for the three months ended September 30,1998, an increase of $450 or 19.62% from $2,294 for the same period of 1997. Salary and employee benefit expense was $8,034 for the first nine months of 1998, an increase of $1,426 or 21.58% from $6,608 for the same period in 1997. This increase was primarily associated with salary and wage rate increases, and increases in staff.

Occupancy expense was $394 for the third quarter of 1998, an increase of $14, or 3.68% from $380 for the third quarter of 1997. For the first nine months of 1998, occupancy expense was $1,144, a decrease of $71 or 5.84% from $1,215 for the same period in 1997. Equipment expenses were $368 and $253, respectively, for the third quarter of 1998 and 1997, an increase of $115 or 45.45%. The reduction in occupancy expense is primarily associated with reductions in operating and maintenance expenses in the first nine months of 1998. The increase in equipment expense is primarily the result of investments in new technology including a bank-wide network, platform automation for the branch system, and new office equipment.

Advertising expenses were $85 and $124, for the third quarter of 1998 and 1997, respectively, a decrease of $39 or 31.45%. For the first nine months of 1998 and 1997, advertising expenses were $312 and $397, respectively, a decrease of $85 or 21.41%. Other operating expenses were $1,450 and $1,054 for the third quarter of 1998 and 1997, respectively, an increase of $396 or 37.57%. For the first nine months of 1998 and 1997, other operating expenses were $3,977 and $3,018, respectively, an increase of $959 or 31.78%. The principal reason for this increase was management's decision to recognize a loss of $530 on a low-income housing investment through the third quarter.

Income Taxes
------------

Income taxes were $973 for the first nine months of 1998 and $845 for the first nine months of 1997. The increase in taxes can be primarily attributed to increased income recognized during the third quarter.

Balance sheet
-------------

Total assets were $632,518 at September 30, 1998, and $598,476 at December 31, 1997, an increase of $34,072, or 5.69%. The portfolio of available-for-sale securities decreased from $153,870 at December 31, 1997, to $144,699 at September 30, 1998, a decrease of $9,171 or 5.96 %. Total loans, excluding loans held for sale, increased during the first nine months of 1998 from $406,893 at December 31, 1997, to $453,599 at September 30, 1998. This reflects an increase of $46,706 or 11.48%. Commercial loans increased $26,783 or 14.47% from $185,089 at December 31, 1997, to $211,872 at September 30, 1998. Real estate loans, which consist of construction loans and permanent residential and commercial mortgages, increased $12,795 or 10.69% from $119,640 at December 31, 1997, to $132,435 at September 30, 1998. Consumer loans increased $7,193 or 7.18% from $100,139 at December 31, 1997, to $107,332 at September 30, 1998. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $561 at December 31, 1997, compared to $373 at September 30, 1998. The amount of loans outstanding (excluding loans held for sale) are reflected in the following table.



                                   September 30,    December 31,   September 30,
                                       1998             1997           1997
                                   -------------    ------------   -------------
Real Estate                          $132,435         $119,640       $126,267
Commercial                            211,872          185,089        165,037
Consumer                              107,332          100,139         96,064
Tax exempt                              1,960            2,025          2,059
                                     --------         --------       --------
Total Loans                           453,599          406,893        389,427
Less: Allowance for Loan Losses         7,075            5,516          5,119
                                     ========         ========       ========
                                     $446,524         $401,377       $384,308
                                     ========         ========       ========

Deposits represent the primary source of funds for the Company. Total deposits increased $29,694 or 5.84%, from $508,311 at December 31,1997, to $538,005 at
September 30, 1998. Non-interest-bearing deposits decreased $2,087, or 2.54%, from $82,132 at December 31, 1997, to $80,045 at September 30, 1998. The Company's deposit balances are reflected in the following table.

                                     September 30,   December 31,  September 30,
                                         1998           1997           1997
                                     -------------   ------------  -------------
Deposits:
           Non-interest-bearing        $ 80,045       $ 82,132       $ 83,919
           Interest-bearing             457,960        426,179        423,049
                                       --------       --------       --------
                     Total deposits    $538,005       $508,311       $506,968
                                       --------       --------       --------

Total deposits/total assets               85.05%         84.93%         88.81%


Short-term borrowings in the form of Federal funds, Federal Home Loan advances, and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Overnight repurchase agreements continue to be a source of funds for Peoples. Many of the funds are from businesses with large cash balances. Short-term borrowings were $34,853 at September 30, 1998, as compared to $34,380 at December 31, 1997. This represents an increase of $473 or 1.38%. At September 30, 1998, the bank had $11,541 in overnight repurchase agreements, $9,000 in federal funds purchased, $6,000 in Federal Home Loan Bank advances, and $8,312 in borrowings through the Treasury Tax and Loan Note Option program.

Total shareholders' equity increased $2,229 or 4.57% for the nine months ended September 30, 1998, to $51,046, from $48,817 at December 31, 1997. The increase in shareholders' equity was the result of net income of $3,894, less dividends paid of $1,197, plus the adoption of FAS No. 115 resulted in a $340 increase in equity, less the repurchase of $811 of common stock, plus the issue of $3 of common stock due to the exercise of stock options.

Credit Quality
--------------

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

At September 30, 1998, Management designated $1,562 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all commercial non-accrual loans will be considered as impaired.

The following table shows the composition of nonperforming loans.


                                               September 30,      December 31,    September 30,
                                                   1998              1997              1997
                                               -------------      ------------    -------------
Nonperforming loans:
          Total nonaccrual loans                  $1,879            $3,626            $2,006
           Loans past due more than
           ninety days and still accruing             10                16                17
                                                  ======            ======            ======
         Total                                    $1,889            $3,642            $2,023
                                                  ======            ======            ======

At September 30, 1998, nonperforming loans were comprised of $1,562 of commercial loans, $327 of real estate loans and $0 of consumer loans. Nonperforming loans were comprised of $2,694 of commercial loans, $944 of real estate loans and $4 of consumer loans at December 31, 1997. At September 30, 1997, nonperforming loans consisted of $1,855 of commercial loans, $151 of real estate loans and $17 of consumer loans. Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.30% at September 30, 1998, and 0.61% at December 31, 1997. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes.

Capital
-------

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

As of September 30, 1998, the Company's Tier I and total risk-based capital ratios were 10.45% and 11.70%, respectively. The Company's leverage ratio was 7.78% at September 30, 1998. As of September 30, 1998, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at September 30, 1998.

The following table provides the capital ratios for the entities.

                                          At September 30, 1998
                                                         Consolidated
                                       Bank Only           Company
                                       ---------           -------

Total assets                            $629,384           $632,518

Risked-based assets                      476,182            479,098

Tier I capital                            45,079             50,049

Total risk-based capital                  51,045             56,051

Leverage ratio                              7.04%              7.78%

Tier I risk-based capital ratio             9.47%             10.45%

Total risk-based capital                   10.72%             11.70%


Year 2000 Readiness

Peoples is engaged in an aggressive program to coordinate its Year 2000 efforts with business partners, vendors, service providers and regulators. In 1997, Peoples established a Year 2000 Project to address the challenges associated with Year 2000 and to resolve Year 2000 risks to business operations. A risk assessment system is in place which incorporates a vendor management program, assessment of mission critical applications, and a comprehensive validation process with specific time lines. Peoples has targeted December 31, 1998, as the date when critical systems and applications will be Year 2000 compliant. The Year 2000 Project has been reviewed by both Federal and State Examiners to ensure its compliance with regulatory guidelines. Peoples currently estimates costs of compliance with the Year 2000 issue at $100,000.

The foregoing statements regarding Management's estimation of Peoples' Year 2000 readiness are forward-looking and are subject to important factors that could cause Management's expectations to be materially inaccurate. Such as the Year 2000 readiness of vendors or electricity suppliers or delays in the implementation of compliant systems.

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         A.  Exhibits -

                  27       Financial Data Schedule

         B. Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEOPLES BANK CORPORATION
                                       OF INDIANAPOLIS

                                       By: /s/ William. E. McWhirter
                                           ----------------------------
                                           William E. McWhirter
                                           Chairman and Chief Executive Officer

                                       By: /s/ Charles R. Hageboeck
                                           ----------------------------
                                           Charles R. Hageboeck
                                           Senior Vice President and Chief
                                           Financial Officer

                                      DATE: November 16, 1998