Form 10-K
period 1998-12-31
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1999-03-31
CIK 796322

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 1998
                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the issuer's voting stock held by non-affiliates, as of March 12, 1999, was $1,283,363 (assuming the Voting Common Shares have a value equal to the Nonvoting Common Shares).

The number of Nonvoting Common Shares of the Registrant, without par value, outstanding as of March 12, 1999, was 2,734,194 shares. The number of Voting Common Shares of the Registrant, without par value, as of such date was 264,096.

                                     PART I

Item 1.  Business

Overview

Peoples Bank Corporation of Indianapolis (the "Company") is a one bank holding company which owns Peoples Bank & Trust Company ("Peoples"). Peoples has operated continuously since 1891 and its business activities are concentrated in the greater Indianapolis, Indiana area. The Company has two classes of common stock - Voting Common Shares and Nonvoting Common Shares. The Nonvoting Common Shares began trading on the NASDAQ National market following an initial public offering in February, 1994. The Company has experienced significant growth in the five years since its intial public offering. Total assets have increased from $366 million on December 31, 1993 to $635 million on December 31, 1998.

Peoples offers a broad range of lending, deposit, loan servicing and trust services to individual, governmental and commercial customers. The Company operates under a conservative management philosophy and is dedicated to providing personal service coupled with competitive products and pricing. Management believes that Peoples' position as the largest locally owned and headquartered commercial bank in Indianapolis distinguishes it from its competitors based on its established reputation, local ownership and local decision making authority. With an emphasis on developing strong, primary banking relationships with businesses and individuals in its market area, Peoples focuses its commercial lending efforts on small and medium-sized independent companies and its real estate lending efforts on owner-occupied commercial properties and one-to-four family residential properties. Peoples' loan underwriting and review functions are centralized to provide consistency and timely asset quality monitoring. Peoples conducts its business through its downtown Indianapolis headquarters and through 12 offices located throughout the greater Indianapolis area. In March 1999, Peoples announced its intention to close three branches during 1999. At December 31, 1998, Company had 223 full-time equivalent employees.

The  Company's   principal   office  is  located  at  130  East  Market  Street,
Indianapolis, Indiana, 46204.

Competition

Peoples' market area is the greater Indianapolis area, which includes Marion County, Indiana and certain contiguous townships of surrounding counties. This market area is highly competitive. Peoples has a relatively small share of the market, which management currently estimates as being between 2% and 3% of aggregate deposits with financial institutions in Marion County. In addition to competition from commercial banks and savings associations, Peoples also competes with numerous credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices and other providers of financial services generally. Some of Peoples' competitors, including certain regional bank holding companies which have operations in Peoples' market area, have substantially greater resources than Peoples, may have higher lending limits and may offer other services not available through Peoples. Peoples also faces significant competition, particularly with respect to interest rates paid on deposit accounts, from certain local thrift institutions. Peoples competes on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability, quality and diversity of services and responsiveness to the needs of the customer.


Loans

Peoples provides loans to both individuals and businesses principally within the greater Indianapolis area. Peoples has no material concentration of loans to any single borrower or industry, no foreign loans, and no "highly leveraged transactions," as defined by the banking regulators. Peoples generally does not lend outside its market area and historically has not acquired participation interests from other financial institutions. State law restricts the amount that Peoples can loan to one borrower, generally to 15% of capital and unimpaired surplus, or $8.1 million at December 31, 1998. The amount of loans outstanding (excluding loans held for sale) and the percent of the total represented by each type of loan on the dates indicated are reflected in the following table.

                                                                 December 31,

                           1998                 1997                1996                 1995                  1994
                   ------------------   ------------------   ------------------   ------------------   ------------------
Construction ...   $ 34,840     7.71%   $ 25,364     6.23%   $ 23,644     7.10%   $ 31,965    11.79%   $ 19,162     8.94%
Mortgage .......     97,755    21.62      94,276    23.17      75,247    22.60      72,852    26.87      48,021    22.40
Commercial .....    211,115    46.70     185,089    45.49     156,755    47.08      97,914    36.12      78,870    36.79
Consumer .......    106,431    23.54     100,139    24.61      75,187    22.58      66,132    24.40      65,722    30.66
Tax-exempt loans      1,924      .43       2,025      .50       2,120     0.64       2,230     0.82       2,615     1.21

Total loans ....    452,065   100.00%    406,893   100.00%    332,953   100.00%    271,093   100.00%    214,390   100.00%

Less:
Allowance for
loan losses.....      7,684                5,516                3,900                3,290                2,704
                   --------             --------             --------             --------             --------

Net loans.......   $444,381             $401,377             $329,053             $267,803             $211,686
                   ========             ========             ========             ========             ========


A classification of amounts due in the periods indicated for commercial and real estate construction loans as of December 31, 1998 is indicated in the following table. Amounts due are based on remaining scheduled repayments of principal. Amounts due after one year are also classified according to their sensitivity to changes in interest rates.

                                                                    After 1
                                                                      But
                                                   Within            Within        After
                                                   1 Year           5 Years       5 Years          Total
                                                   ------           -------       -------          -----
                                                                       (In thousands)
Commercial......................................    $103,427        $95,236       $12,452        $211,115
Real estate -- construction.....................      26,552          7,137         1,151          34,840
                                                      ------          -----         -----          ------

                Total                               $129,979       $102,373       $13,603        $245,955
                                                    ========       ========       =======        ========

Interest sensitivity: loans maturing after 1 year with:
Fixed rates.....................................                    $33,980        $1,546
Variable rates..................................                     68,393        12,057
                                                                     ------        ------

                Total...........................                   $102,373       $13,603
                                                                   ========       =======




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

The following table presents information concerning the activity in the allowance for loan losses for the periods indicated.


                                                      December 31,
                                  1998        1997        1996        1995        1994
                                 -------     -------     -------     -------     -------
                                                   (Dollars in thousands)
Balance of allowance at
beginning of period ..........   $ 5,516     $ 3,900     $ 3,290     $ 2,704     $ 2,513
Recoveries of loans previously
charged off:
Commercial loans .............     1,420         255          36          83         113
Consumer loans ...............        39          49          41          92          66
Mortgage loans ...............         0           0          15           0           0
                                 -------     -------     -------     -------     -------

             Total recoveries      1,459         304          92         175         179
Loans charged off:
Commercial loans .............     2,647         382         257         103         275
Consumer loans ...............       144         106         350          74         136
Mortgage loans ...............         0           0           0         (52)        105
                                 -------     -------     -------     -------     -------

             Total charge-offs     2,791         488         607         125         516
                                 -------     -------     -------     -------     -------

             Net charge-offs .    (1,332)       (184)       (515)         50        (337)
Provision for loan losses ....     3,500       1,800       1,125         536         528
                                 -------     -------     -------     -------     -------

Balance of allowance at
end of period ................   $ 7,684     $ 5,516     $ 3,900     $ 3,290     $ 2,704
                                 =======     =======     =======     =======     =======

Net charge-offs to average
loans outstanding for period .       .31%        .05%       0.17%      (0.02)%
                                                                                    0.18%
Allowance at end of period to
loans at end of period .......      1.69        1.35        1.17        1.20        1.26
Allowance to underperforming
loans at end of period .......  1,074.69      141.15    1,378.09      256.43      164.38


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


                                                             At December 31,
                               1998                               1997                                        1996
                  ----------------------------------  -------------------------------------  ---------------------------------------
                                        Percent of                              Percent of                               Percent of
                              Percent      Loan                   Percent          Loan                     Percent        Loan
                   Reserve      of      Category to    Reserve      of         Category to    Reserve         of        Category to
                  Allocated   Reserve   Total Loans   Allocated   Reserve       Total Loans  Allocated      Reserve     Total Loans
                  ---------   -------   -----------   ---------   -------       -----------  ---------      -------     -----------
                                                                  (Dollars in thousands)
Commercial loans    $4,552     59.24%      54.84%      $2,597        47.08%        52.22%      $1,124         28.82%        54.82%
Consumer loans ..    1,588     20.67       23.54          528         9.57         24.61          398         10.21         22.58
Mortgage loans ..      267      3.47       21.62          237         4.30         23.17          378          9.69         22.60
Unallocated .....    1,277     16.62         N/A        2,154        39.05           N/A        2,000         51.28           N/A
                    ------    ------      ------       ------       ------        ------       ------        ------        ------
Total ...........   $7,684    100.00%     100.00%      $5,516       100.00%       100.00%      $3,900        100.00%       100.00%
                    ======    ======      ======       ======       ======        ======       ======        ======        ======


                                             At December 31,
                               1995                               1994
                  ----------------------------------  -------------------------------------
                                        Percent of                           Percent of
                              Percent      Loan                   Percent       Loan
                   Reserve      of      Category to    Reserve      of      Category to
                  Allocated   Reserve   Total Loans   Allocated   Reserve    Total Loans
                  ---------   -------   -----------   ---------   -------    -----------
                                          (Dollars in thousands)
Commercial loans   $  839       25.50%    48.73%      $  709       26.22%       46.94%
Consumer loans .      350       10.64     24.40          594       21.97        30.66
Mortgage loans .      377       11.46     26.87          121        4.47        22.40
Unallocated ....    1,724       52.40       N/A        1,280       47.34          N/A
                   ------      ------    ------       ------      ------       ------

Total ..........   $3,290      100.00%   100.00%      $2,704      100.00%      100.00%
                   ======      ======    ======       ======      ======       ======

Underperforming Loans. Loans on which the Company no longer accrues interest are referred to as "nonaccrual loans." Management places a loan on nonaccrual status when collection of additional interest is unlikely and the loan is not considered to be well secured and in the process of collection. When a loan is placed on nonaccrual status, interest recognized but not received is reversed from interest income to the extent the interest was recognized during the current year. Interest recognized but not received in prior years is charged against the allowance for loan losses.

Underperforming loans include those loans that are on nonaccrual status, are 90 days or more past due as to principal or interest or those that are restructured. Problem assets consist of underperforming loans and other real estate (more fully described below). The following table shows the principal balance of problem assets at the dates indicated.


                                                             December 31,
                                         1998        1997        1996        1995        1994
                                       --------    --------    --------    --------
                                                        (Dollars in thousands)
Nonaccrual .........................   $    356    $  3,626    $    234    $    838    $    970
Contractually past due 90
days or more as to
principal or interest ..............        105          16          49         445         675
Restructured .......................        254         266           0           0           0
                                       --------    --------    --------    --------    --------

Total underperforming loans ........        715       3,908         283       1,283       1,645
Other real estate ..................          0         209         236         240           0
                                       --------    --------    --------    --------    --------

Total problem assets ...............   $    715    $  4,117    $    519    $  1,523    $  1,645
                                       ========    ========    ========    ========    ========

Total loans, including loans
held for sale ......................   $454,412    $407,454    $333,374    $273,650    $215,151
Allowance for loan losses ..........      7,684       5,516       3,900       3,290       2,704
Underperforming loans to total loans        .16%        .96%       0.09%       0.47%       0.76%
Problem assets to total
loans plus other real estate
owned ..............................        .16%       1.01%       0.16%       0.56%       0.76%
Allowance for loan losses
to underperforming loans ...........   1,074.69%     141.15%   1,378.09%     256.43%     164.38%


Other Real Estate. Other real estate ("ORE") are properties of which Peoples has taken possession. The carrying value of ORE was $0 at December 31, 1998, $209,000 at December 31, 1997, and $236,000 at December 31, 1996. ORE is carried at the lower of cost (fair value at foreclosure) or fair value, less expected disposition cost.

Management typically evaluates loss exposure on loans are loans which have deteriorated to the point that the borrower is no longer paying as agreed and have become 90 days or more past due, or where management, as a result of delinquent status or significant concern about the ultimate collectibility of the loan, has ceased recognizing interest income (nonaccrual status) based on the liquidation value of the underlying collateral. The relatively large volume of nonaccrual loans in 1997 was primarily attributable to a single large credit which was subsequently charged-off in March of 1998. At December 31, 1998, excluding nonaccrual loans, loans which were 60 days or more past due were as follows:

                                                          December 31, 1998
                                                         (Dollars in thousands)
                                       Commercial               Mortgage              Consumer
60-89 days past due...............           $0                     $0                 $1,299
More than 90 days past due........            0                      0                    105



Impaired Loans. Loans are considered impaired when management determines that it is probable that the customer will not comply with the contractual terms of the note. Peoples evaluates the commercial business and commercial real estate loans considered during its quarterly allowance for loan loss analysis. All commercial loans exceeding $500,000 and rated as doubtful are considered impaired. All commercial loans exceeding $500,000 and rated as substandard are individually considered for impairment. Residential mortgage loans and consumer credits are not typically individually considered for the purpose of assessing any impairment. Impaired loans are carried at the present value of expected cash flows, discounted at the loan's effective interest rate or at the fair value of collateral if such loans are deemed to be collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans and changes in that allowance are elements of People's provision for loan losses. During 1998, Peoples identified loans with an average balance of $3,081,000 as impaired. At year end, $0 of loans were so designated and none of the allowance was allocated to such loans. Generally, only income received in cash is recorded as interest income after a loan has been designated as impaired.

Other Loans of Concern. Through a loan rating process monitored by the credit analysis staff, and the loan officers' ongoing monitoring of borrowers, Peoples develops its loan "watch list." A loan may be placed on the watch list for a variety of reasons, including an existing or continuing past due status, a change in the borrower's financial condition, change in an industry which could adversely affect a borrower, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance.

Any loan with a rating of five through eight or with any other basis for concern as to security or collectibility, is placed on the watch list, which is updated weekly. All watch list loans are subject to additional scrutiny and monitoring. The Company's philosophy encourages loan officers to identify borrowers that should be monitored in this fashion and believes that this process ultimately results in the identification of problem loans in a more timely fashion. Each loan officer with a loan that appears on the watch list is responsible for preparing a plan of action for such loan. The commercial loan department then meets quarterly to review the status of handling the past due loans. Based on this meeting, allowance for loan losses is reviewed to determine its adequacy. The allowance for loan losses is also reviewed by the President monthly and the adequacy of the allowance for loan losses is evaluated quarterly by the Board of Directors. The ongoing evaluation of potential losses includes a review of the current financial status and credit standing of borrowers and their prior history, an evaluation of available collateral, a review of loss experience in relation to outstanding loans and management's judgment as to prevailing and anticipated economic conditions, among other relevant factors. To provide assurance that the watch list is complete and loan grades assigned are reasonable and consistent, Peoples engages an independent loan review provider to annually review a sample of loans.

Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreement. However, management has a significant degree of concern about the borrowers' ability to continue to perform according to the terms of the loan. Loss exposure on these loans is also, typically, evaluated based primarily upon the estimated liquidation value of the collateral securing the loan. Also, watch category loans include credits which, although adequately secured and performing, reflect a past delinquency problem or unfavorable financial trends exhibited by the borrower. At December 31, 1998, the Company had a total of $16.6 million of loans on its commercial loan watch list.


Securities

Peoples' securities portfolio is maintained in high quality, liquid, short to medium-term securities. The goal of Peoples' investment policy is to maximize return over the long term in a manner consistent with Peoples' liquidity requirements, its asset and liability management strategies and safety of principal. Peoples seeks to maintain a relatively short overall portfolio maturity to reflect interest-earning characteristics more consistent with its deposit base. Peoples' securities policy is established by the Board of Directors and monitored by the Investment Policy Committee, which consists of three executive officers and a Board member. The Company's securities portfolio includes U.S. Treasury securities, obligations of U.S. government agencies, obligations of states and political subdivisions, corporate investments and mortgage-backed investments issued by U.S. government agencies and other intermediaries. Securities are designated as "available-for-sale" because they might be sold in response to liquidity needs or for asset/liability management purposes. Such securities are required to be carried at fair value, with the resultant unrealized gain or loss reflected, net of tax, as a component of shareholders' equity. All other securities are designated as held-to-maturity securities because management has the positive intent and ability to hold such securities until maturity. Such securities are carried at amortized cost. At December 31, 1998, all securities were considered "available for sale." The following table presents, by category of investment and designation, the carrying value of securities at the dates indicated.

                                                                      Carrying Value
                                                                         December 31,
                                                    1998                    1997                    1996
                                                    ----                    ----                    ----

                                                                      (In thousands)
Available-for sale securities:
U.S. Treasury securities.....................    $        0                     $7,093                $7,031
Obligations of U.S. Government
agencies and government
sponsored agencies...........................         8,520                     13,855                 8,989
Obligations of states and
political subdivisions.......................        24,855                     27,846                32,634
Mortgage-backed investments:
Issued by U.S. Government
              agencies.......................        91,785                    100,932                41,620
Issued by other corporate
              entities.......................             0                          0                   731
Debt securities issued by foreign
governments..................................            75                         75                    75
Corporate securities.........................         6,981                      4,069                 3,509
                                                   --------                   --------               -------

              Total securities...............      $132,216                   $153,870               $94,589
                                                   ========                   ========               =======


The maturities of securities are a principal source of funds for loan growth and other liquidity needs. The following table illustrates, based on the date of maturity, the amortized cost and the weighted average yield of securities held as of December 31, 1998. The maturity classification for mortgage-backed investments is determined by the estimated average life. Refer to Note 2 of the Company's consolidated financial statements for additional information.


                                     Less than          1 to 5              5 to 10            More than
                                      1 Year             Years               Years             10 Years             Total
                                 Amount    Yield    Amount     Yield    Amount     Yield    Amount    Yield    Amount    Yield
                                 ------    -----    ------     -----    ------     -----    ------    -----    ------    -----

                                                                     (Dollars in thousands)
Obligation of U.S.
government agencies and
government sponsored agencies   $  1,695    6.92%  $  6,826    6.51%        --     --           --     --     $  8,520    6.59%
Obligations of states
and political
subdivisions ................      2,972    6.04%     5,031    5.99     12,826      5.63     4,025      5.10    24,855    5.67

Debt securities issued
by foreign governments ......         --   --            75    7.95         --     --           --     --           75    7.95

Corporate securities ........      2,782    8.43      1,699    6.30         --     --        2,500      8.00     6,981    7.76
Mortgage-backed  investments      59,728    6.52     31,456    6.44        601      6.24        --     --       91,785    6.49
                                --------    ----   --------    ----   --------      ----  --------      ----  --------    ----
Total .......................   $ 67,177    6.58   $ 45,087    6.39   $ 13,427      5.66  $  6,525      6.21  $132,216    6.41
                                ========    ====   ========    ====   ========      ====  ========      ====  ========    ====


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

The following reflects the noninterest-bearing and interest-bearing components of deposits at the dates indicated.

                                                  December 31,
                                  1998               1997             1996
                                  ----               ----             ----

                                                    (In thousands)
Deposits:
Non-interest bearing..........     $ 98,851          $82,132          $83,911
Interest-bearing..............      452,178          426,179          327,894
                                    -------          -------          -------

Total deposits................     $551,029         $508,311         $411,805
                                    =======         ========         ========

Total deposits/total assets...        86.84%           84.93%           87.34%

Peoples regularly accepts time deposits issued in denominations of $100,000 or more. The contractual maturity of such deposits was as follows at the dates indicated:

                                                            December 31,
                                                        1998          1997
                                                        ----          ----

(In thousands)
Maturity distribution of time
certificates in amounts of $100,000 or more:
Three months or less...............................     $28,543       $39,571
Over three months to six months....................      10,191         9,281
Over six months....................................       9,008         3,018
Over twelve months.................................       8,246        17,603
                                                          -----        ------

               Total...............................     $55,988       $69,473
                                                        =======       =======

Borrowings. Repurchase agreements comprised the single largest form of non-deposit borrowings of Peoples during 1998. Such agreements provide customers with the opportunity to make short-term investments of sums, usually in excess of $100,000, secured by obligations of the U.S. Treasury or a U.S. government-sponsored agency. These agreements are generally short-term, are exclusively made with corporate customers, and have been a relatively stable source of funds for Peoples. Peoples also borrows from the Federal Home Loan Bank of Indianapolis ("FHLB"). Long-term FHLB advances are secured by a blanket pledge of Peoples' assets and mature during January 2008, but are convertible to a LIBOR-based rate at the option of the FHLB in January 2003. If converted, Peoples has the option to pay off the advance. Peoples also occasionally borrowed from the FHLB on an overnight basis during 1998. Peoples also borrows from the U.S. Treasury through the Treasury Tax & Loan program. These borrowings are due on demand and bear interest at market rates.

No category of borrowings had average balances outstanding during 1998 of more than 30% of shareholders' equity at the end of the period.


Supervision and Regulation

Bank Holding Company Regulation. The Company is registered as a bank holding company, and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. Under the BHCA, a bank holding company must obtain Federal Reserve approval to acquire or hold more than a 5% voting interest in any bank or bank holding company. The BHCA also restricts non-banking activities of a bank holding company to those activities which are closely related to banking. Permissible activities include the operation of a thrift, the operation of a trust company, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. Amendments to the BHCA, which took effect September 29, 1995, allow bank holding companies to acquire banks located in any state of the United States without regard to geographic restriction or reciprocity requirements imposed by state law, but subject to certain conditions.

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

The payment of dividends from Peoples to the Company may be restricted if income or capital fall below certain prescribed levels. The payment of dividends by the Company to shareholders may also be restricted by the Federal Reserve and FDIC if income is not deemed sufficient.

Lending Limits. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's capital and unimpaired surplus. Also, regulations promulgated by the FDIC pursuant to FDICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area.

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

Branching and Acquisitions or Dispositions. Establishment of branches is subject to approval of the DFI and FDIC and geographic limits established by state laws. Indiana branch banking law permits a bank having its principal place of business in the State of Indiana to establish branch offices in any county in Indiana without geographic restrictions. A bank may also merge with any national or state chartered bank located anywhere in the State of Indiana without geographic restrictions. Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana. In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996.

Capital Adequacy Guidelines for Bank Holding Companies. The Company is subject to regulatory capital requirements promulgated by its various regulators - the Federal Reserve, the FDIC, and the DFI. Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%.This establishes a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier II Capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier I (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

 The Company was in full compliance with all regulatory capital requirements at December 31, 1998. The following table indicates the Company's actual capital levels at the dates indicated:

                                                    At December 31,
                                            1998         1997        1996
                                                (Dollars in thousands)
Total assets (1) .......................   $633,283    $597,861    $471,192
Risk-based assets ......................    482,817     428,689     346,971
Tier I capital .........................     51,235      48,192      45,063
Total capital ..........................     57,291      53,553      48,963
Leverage ratio .........................       8.01%       8.26%       9.62%
Tier I risk-based capital ratio.........      10.61       11.24       12.99
Total risk-based capital ratio .........      11.87       12.49       14.11


(1)  Adjusted  to  exclude  net  unrealized   gain/loss  on   available-for-sale
     securities.


The FDIC has adopted risk-based capital ratio guidelines to which Peoples is subject. The FDIC has established a regulatory minimum for total risk-based capital ratio of 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% for all but the most highly-rated institutions, which are subject to a leverage ratio of 3%. Capital ratios for Peoples at December 31, 1998 are shown below:


                                             Peoples
Total Risk-Based Capital to Risk-Weighted Assets..................11.07%
Tier I Capital to Risk-Weighted Assets............................  9.82
Tier I Leverage Ratio.............................................  7.40

The most stringent capital  requirements  affecting Peoples,  however, are those established by the prompt corrective action provisions of FDICIA, which requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC may order a bank that has insufficient capital to take corrective actions. Peoples currently is categorized as "well capitalized," meaning that it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater.

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

Item 2.  Properties.

The Company's executive offices are located at Peoples' main office building, which is a twelve story building located in downtown Indianapolis owned by Peoples Building Corporation, a wholly-owned subsidiary of Peoples Bank & Trust Company. The main office, executive offices, and other administrative offices occupy seven floors of this building, and the remaining five floors are leased to other tenants. At December 31, 1998, Peoples operated 13 customer service offices, 8 of which are owned (including the main office) and 5 of which are leased under lease agreements with remaining terms (including renewal options) ranging from .6 to 21.2 years. The Company has announced plans to close three of its service offices during 1999. The Company will develop plans and analyze opportunities to expand or contract the number of locations if the opportunity appears profitable. Peoples' operations center on the north side of Indianapolis is leased for a term (including renewal options) ending 2010. The Company's total investment in premises and equipment at December 31, 1998 was $8,105,000.


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




Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Nonvoting Common Shares are quoted on the Nasdaq National Market under the symbol "PPLS." The following table sets forth the high and low bid prices per Nonvoting Common Share between January 1, 1995 and March 5, 1999.

Trading Period                   High                        Low

01/01/95 - 12/31/95             12 5/8                       9 1/2
01/01/96 - 12/31/96             18 3/8                      12 1/8
01/01/97 - 03/31/97             22 1/4                      17 1/2
04/01/97 - 06/30/97             26 1/4                      21 3/4
07/01/97 - 09/30/97             35 1/4                      25 1/2
10/01/97 - 12/31/97             37 3/4                      29 3/4

01/01/98 - 03/31/98               403/4                      351/4
04/01/98 - 06/30/98             38 3/8                          32
07/01/98 - 09/30/98                 36                      27 5/8
10/01/98 - 12/31/98             34 3/8                          28
01/01/99 - 3/5/99                 343/4                        32

As of March 12, 1999, there were 208 holders of record of the Company's Nonvoting Common Shares, of which 2,734,194 were issued and outstanding. As of such date, there were 35 holders of record of the Company's Voting Common Shares, of which 264,096 were issued and outstanding. The market for Voting Common Shares is inactive and management has no plans to list the Voting Common Shares on Nasdaq or any exchange.

In the fiscal year ended December 31, 1998, the Company issued Nonvoting Common Shares to certain individuals upon the exercise of options granted under the Company's option plans. The Company issued 200 shares to a former director of the Company in respect of options exercised pursuant to the Directors Plan, and issued 500 shares and 2,460 shares, respectively, to two executive officers in respect of options exercised pursuant to the 1996 Plan. All of such shares were issued pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.

The Company has paid cash dividends on its Common Shares every year since it was formed in 1986 and Peoples paid regular dividends for many years prior thereto. The per share amount of cash dividends declared for each quarter since the first quarter of 1997 are as follows:

                                                             Cash Dividends
                                                            Per Common Share
Calandar Quarter
                                                                   1997
First Quarter...................................                  $0.105
Second Quarter..................................                   0.11
Third Quarter...................................                   0.115
Fourth Quarter..................................                   0.12

                                                                   1998
First Quarter...................................                  $0.125
Second Quarter..................................                   0.13
Third Quarter...................................                   0.135
Fourth Quarter..................................                   0.14

On March 18, 1999, the Company declared a dividend of $0.145 per share payable to shareholders of record March 31, 1999. The Company currently anticipates paying quarterly cash dividends at the rate indicated above, although the payment of dividends is subject to the discretion of the Board of Directors. The declaration of future dividends will depend on, among other things, the earnings, financial condition and cash requirements of the Company at the time such payment is considered, and on the ability of the Company to receive dividends from Peoples the amount of which is subject to regulatory limitations. On June 19, 1997, the Board of Directors of the Company approved a split of the Company's Voting Common Shares and Nonvoting Common Shares, on the basis of two shares for each one of the issued and outstanding shares of each class, as of the close of business on June 30, 1997. The foregoing data give retroactive effect to such 2-for-1 share split.

Item 6.  Selected Consolidated Financial Data.

The following table sets forth certain selected financial information reflecting the operations and financial condition of the Company for each year in the five year period ended December 31, 1998. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein.


                                                                        As Of and For The
                                                                       Year Ended December 31,
                                                  1998         1997            1996             1995           1994
                                                  ----         ----            ----             ----           ----
                                                             (Dollars in  thousands,  except per share data)
Consolidated Statements of Income Data:
Interest income..............................      $47,554        $39,729         $32,251         $31,034        $24,806
Interest expense.............................       22,601         18,119          14,044          14,869         10,462
                                                    ------         ------          ------          ------         ------

Net interest income..........................       24,953         21,610          18,207          16,165         14,344
Provision for loan losses....................        3,500          1,800           1,125             536            528
                                                     -----          -----           -----             ---            ---

Net interest income after
           provision for loan losses.........       21,453         19,810          17,082          15,629         13,816
Non-interest income..........................        6,981          5,953           5,437           4,868          4,819
Non-interest expense.........................       19,028         16,469          14,794          15,316         14,885
                                                    ------         ------          ------          ------         ------

Income before income taxes...................        9,406          9,294           7,725           5,181          3,750
Income taxes.................................        2,999          3,016           2,316           1,295            865
                                                     -----          -----           -----           -----            ---

           Net income........................      $ 6,407         $6,278          $5,409          $3,886         $2,885
                                                   =======         ======          ======          ======         ======

Consolidated Balance Sheets Data:
Assets.......................................    $ 634,505       $598,476        $471,478        $417,019       $425,075
Held-to-maturity securities..................            0             --              --              --        113,823
Available-for-sale securities................      132,216        153,870          94,589         107,745         55,177
Loans held for sale..........................        2,346            561             421           2,557            761
Total loans..................................      452,065        406,893         332,953         271,093        214,390
Allowance for loan losses....................        7,684          5,516           3,900           3,290          2,704
Deposits.....................................      551,029        508,311         411,805         351,762        346,577
Shareholders' equity.........................       52,025         48,817          45,349          41,636         38,477
Average shares outstanding basic.............    3,061,172      3,112,319       3,168,260       3,190,644      3,364,042
Average shares outstanding diluted...........    3,137,880      3,153,051       3,178,202       3,190,644      3,364,042
Per Share Data:
Net Income basic.............................         2.09           2.02            1.71            1.22           0.86
diluted......................................         2.04           1.99            1.70            1.22           0.86
Cash dividends declared......................          .53           0.45            0.38            0.35           0.33
Book value (1)...............................        17.21          15.87           14.42           13.10          11.82
Other Statistics and Operating Data:
Return on average assets.....................         1.02%          1.18%           1.21%           0.89%          0.73%
Return on average equity.....................        12.90          13.40           12.62            9.70           7.56
Net interest margin (2)......................         4.34           4.48            4.67            4.27           4.21
Efficiency ratio (3).........................        57.19          57.90           60.06           69.18          73.48
Average loans to average deposits............        79.15          75.80           76.27           70.65          57.75
Dividend payout ratio........................        25.27          22.24           21.91           28.64          38.37
Allowance for loan losses to loans
at the end of period.........................         1.69           1.35            1.17            1.20           1.26
Allowance for loan losses to
Underperforming loans........................     1,074.69         141.15        1,378.09          256.43         164.38
Underperforming loans to loans
at the end of period.........................          .16           0.96            0.09            0.47           0.76
Net charge-offs to average loans.............          .31            .05            0.17          (0.02)           0.18
Number of offices............................           13             13              13              15             15
Capital Ratios:
Average shareholders' equity to
average assets...............................         7.94%          8.78%           9.61%           9.14%          9.62%
Leverage ratio...............................         8.01           8.26            9.62            9.93           9.26
Total risk-based capital ratio...............        11.87          12.49           14.11           14.83          15.34


(1)  Based on Common Shares outstanding at the end of the period.

(2) Net interest income as a percentage of average interest-earning assets, on a fully tax equivalent basis.

(3) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income, on a fully tax equivalent basis, and recurring non-interest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The business of Peoples Bank Corporation ("the Company") consists of holding and administering its interest in Peoples Bank & Trust Company ("Peoples"). The principal business of Peoples consists of attracting deposits from consumer and commercial customers and making loans to individuals and businesses. Peoples offers various products for depositors, including checking and savings accounts, certificates of deposit and safe deposit boxes. Loans consist principally of loans to individuals secured by mortgage liens on residential properties, consumer loans generally secured by liens on personal property, and loans to businesses generally secured by liens on business assets such as inventory, accounts receivable, commercial real estate and other property. Peoples also offers trust and investment services to individuals, businesses and institutions. Peoples operates 12 banking offices in Indianapolis and an operations center on the north side of Indianapolis. Peoples has announced plans to close three branches during 1999 as part of its ongoing evaluation of its business activities. The Company will develop plans and analyze opportunities to expand or further contract its number of locations if the expansion or contraction appears to represent a profitable opportunity.

Earnings Summary

The Company's net income for 1998 was $6,407,000 compared with net income for 1997 of $6,278,000, an increase of $129,000 or 2.1%. Net income for 1996 was
$5,409,000. Earnings per share assuming full dilution were $2.04 in 1998, $1.99 in 1997, and $1.70 for 1996. The fully diluted number of shares used in the computation of earnings per common share were 3,137,880 shares in 1998, 3,153,051 shares in 1997, and 3,178,202 shares in 1996.

Net Interest Income

Net interest income is the principal component of net income for the Company and is determined by the relative size and characteristics of interest-earnings assets and interest-bearing liabilities. For the years ended December 31, 1998, 1997, and 1996, net interest income was $24,953,000, $21,610,000, and
$18,207,000, respectively. This represents an increase in 1998 of $3,343,000 (15.5%), and an increase in 1997 of $3,403,000 (18.7%). Increased net interest income contributed significantly to the net income growth during the period.

Average earning assets increased to $590,906,000 in 1998 from $502,485,000 in 1997, an increase of $88,421,000 (17.6%). Average loans increased $68,633,000
(18.7%) to $434,788,000 in 1998. Increasing loan balances were a primary driver for the increase in net interest income during 1998. Increases in investment security balances were also a source of growth in net interest income, as investment securities increased $24,148,000 to $145,862,000 in 1998. As part of its efforts to balance interest rate risk, the Company increased the balances in fixed rate investment securities during 1997. As interest rates declined during 1998, this contributed to an increase in the unrealized gain on investment securities (net of tax) to $737,000 at December 31, 1998 from $615,000 at December 31, 1997. Increases in loans and securities were funded through significant increases in time deposits. Average interest bearing liabilities increased $82,777,000 (20.7%) to $483,439,000 in 1998 from $400,662,000 in 1997.
The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the dollar amount of interest income and interest expense, and the resulting yield on average earning assets and rates on average interest-bearing liabilities. Average balances are also provided for non-earning assets, non-interest-bearing liabilities and shareholders' equity.


Year ended December 31,                   1998                               1997                               1996
------------------------   --------------------------------     -------------------------------   ---------------------------------
                                   Average          Average          Average           Average          Average          Average
                             Balance    Interest     Rate      Balance     Interest     Rate      Balance     Interest     Rate
                           --------------------------------------------------------------------------------------------------------
                                     (Dollars in thousands)            (Dollars in thousands)             (Dollars in thousands)
Assets
Interest-earning assets:
  Interest-earning deposits    $    --     $    --     0.00%   $      --      $    --     0.00%      $   833     $   45      5.40%
  Federal funds sold            10,256         557     5.43%      14,616          730     4.99%       15,995        844      5.28%
  Investment securities
       Taxable                 122,710       7,938     6.47%      87,529        5,758     6.58%       62,814      3,372      5.37%
       Tax-exempt               23,152       1,248     5.39%      34,185        1,577     4.61%       35,167      1,779      5.06%
  Loans                        432,812      37,686     8.71%     364,081       31,532     8.66%      294,141     26,074      8.86%
  Tax-exempt loans               1,976         125     6.33%       2,074          132     6.35%        2,169        137      6.32%
                           ------------------------          -------------------------          ------------------------
  Total interest-
     earning assets            590,906      47,554     8.05%     502,485       39,729     7.91%      411,119     32,251      7.84%
Non-earning assets:
  Cash and due from banks
                                21,819                            21,570                              24,571
  Bank premises and
equipment, net                   6,853                             6,515                               7,127
  Other non-earning assets      12,123                             7,722                               6,957
  Allowance for loan
losses                          (6,616)                           (4,739)                             (3,634)
                           ------------                      ------------                       -------------
    Total Assets             $ 625,085                        $  533,553                           $ 446,140
                           ============                      ============                       =============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Transaction accounts        $ 37,695         465     1.23%    $ 36,262          574     1.58%     $ 37,342        772      2.07%
  Savings deposits             188,789       7,638     4.05%     180,701        6,826     3.78%      168,726      6,483      3.84%
  Time deposits                233,501      13,371     5.73%     171,281       10,163     5.93%      103,597      6,216      6.00%
  Short-term borrowings         23,454       1,127     4.81%      12,418          556     4.48%       12,222        573      4.69%
                           ------------------------          -------------------------          ------------------------

Total interest-bearing         483,439      22,601     4.68%     400,662       18,119     4.52%      321,887     14,044      4.36%
liabilities

Non-interest-bearing liabilities:
  Demand deposits               87,133                            82,367                              78,825
  Other liabilities              4,862                             3,656                               2,556
Shareholders' equity            49,651                            46,868                              42,872
                           ------------                      ------------                       -------------
  Total liabilities and
    shareholders' equity      $625,085                          $533,553                           $ 446,140
                           ============                      ============                       =============
Net interest income
                                            24,953                             21,610                            18,207
Net interest spread                                    3.37%                              3.39%                              3.48%
Net interest margin                                    4.22%                              4.30%                              4.43%
Tax-equivalent data:
  Tax-equivalent adjustment                    707                                880                               987
                                       ------------                      -------------                       -----------
  Adjusted net interest income          $   25,660                           $ 22,490                          $ 19,194
                                       ============                        ==========                        ===========

  Net interest spread                                  3.49%                              3.56%                              3.72%
  Net interest margin                                  4.34%                              4.48%                              4.67%

The spread between the rate paid on interest-earning assets and the rate paid on interest-bearing liabilities was roughly unchanged, decreasing to 3.37% in 1998 from 3.39% in 1997. On a tax-adjusted basis, the spread decreased to 3.49% in 1998 from 3.56% in 1997. Net interest income also depends on the rates earned on assets and paid on liabilities. The net interest margin represents net interest income as a percent of average earning assets. The net interest margin decreased to 4.22% in 1998 from 4.30% in 1997. On a tax-adjusted basis, the net interest margin decreased to 4.34% in 1998 from 4.48% in 1997. The decrease in the tax-adjusted margin can be attributed to the maturity of municipal bonds and to the increasing reliance on interest-bearing deposits, rather than on non-interest bearing deposits and equity, to fund loan growth.

The table below presents information regarding the Company's interest income and interest expense for the periods indicated. The table presents the change in interest income or interest expense which is attributable to the change in the average balance (volume) and the change in interest income or interest expense which is related to change in rates. Changes in balances were responsible for an increase in net interest income of $2,738,000 during 1998 as both investments and loans grew and were funded by growth in time deposits and, to some extent, savings deposits and borrowings. Savings rates were somewhat higher while certificate of deposit and interest-bearing transaction account rates were somewhat lower during 1998.


Year ended December 31,                                  1998 vs. 1997                            1997 vs. 1996
                                                           Change                                    Change        Change
                                              Total        Due to                       Total        Due to        Due to
                                              Change       Volume                      Change        Volume         Rate
                                                    (Dollars in Thousands)                   (Dollars in Thousands)
Interest Income:
         Federal Funds Sold & Interest           -$173          -$227           $54         -$159        -$118           -$41
         Earning Deposits
         Securities                             $1,851          1,488           363         2,184        1,248            936
         Loans                                   6,147          5,952           195         5,453        6,191           -738
                  Total Interest Income          7,825          7,213           612         7,478        7,321            157
Interest Expense:
         Transaction Deposits                     -109             20          -129          -198          -22           -176
         Savings Deposits                          812            316           496           343          460           -117
         Time Deposits                           3,208          3,627          -419         3,947        4,061            114
         Short-Term Borrowings                     571            512            59           -17            9            -26
                  Total Interest Expense         4,482          4,475             7         4,075        4,508          -$433

         Net Interest Income                    $3,343          2,738           605        $3,403       $2,813           $590


Non-Interest Income

Non-interest  income was $6,981,000 in 1998,  $5,953,000 in 1997, and $5,437,000
in 1996. This reflected an increase in 1998 of $1,028,000 (17.3%) following an increase of of $516,000 (9.5%) in 1997. Trust and investment management fees increased both in 1998 and 1997, $701,000 (40.5%), and 389,000 (29.0%),
respectively. The increase in revenue from Peoples' Trust and Investment Management Group in 1998 reflected continuing sales efforts within the trust department. Peoples also experienced strong growth in revenues from the sale of investment products, which began during 1997. Management believes that the Trust & Investment Management Group possesses a competitive advantage by offering customers local service and management of customers' funds. Service charges on deposit accounts and other retail related fees decreased $70,000 to $2,893,000 during 1998 following an increase of $452,000 to $2,963,000 during 1997.

Mortgage banking revenues included net gains and losses realized when mortgage loans are sold into the secondary market, and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue, as reflected in the Company's financial statements, has not been reduced by the associated costs, such as compensation expense, which is shown elsewhere within non-interest expense. Mortgage banking revenue was $699,000 in 1998, $430,000 in 1997, and $713,000 in 1996. This reflects an increase in 1998 of $269,000 (62.6%) against a decrease in 1997 of $283,000 (39.7%). The strong growth in mortgage banking revenues during 1998 can be attributed to a focus on pricing and high performance service rather than on volume. The decrease in mortgage banking revenue during 1997 reflected a change in strategy which focused on less volume and which placed an emphasis on loans that would not be sold into the secondary market but would remain on the balance sheet. At December 31, 1998 the Company serviced mortgage loans with an aggregate outstanding principal balance of approximately $99,120,000.

The Company does not engage in the purchase and sale of securities with the intent to generate gains. The Company may sell available-for-sale securities for liquidity or to manage its asset/liability position. During 1998, such sales, as well as gains and losses realized when securities were called prior to their maturity, generated net gains of $47,000, compared to net losses of $50,000 during 1997.


Non-Interest Expense

Non-interest expense, or overhead, includes the costs of personnel, occupancy, equipment, insurance, and other costs of sustaining operations. Overhead for the years ended December 1998, 1997, and 1996, was $19,028,000, $16,469,000, and
$14,794,000, respectively. This reflects an increase of $2,559,000 (15.5%) in 1998 compared to an increase of $1,675,000 (11.3%) in 1997. More than half of total non-interest expense was comprised of salaries and employee benefits. Salaries and employee benefit expense increased $2,030,000 (22.6%) compared to an increase of $965,000 (12.0%) in 1997. During 1997 and 1998, Peoples added staff in critical areas to enhance its sales and service capacity to accommodate its strong growth. Advertising expense decreased $151,000 in 1998 following an increase of $147,000 in 1997. The variability of advertising costs was related to the costs of direct mail required to originate second mortgages. Peoples has been a relatively large investor in low-income housing partnerships. These partnerships are intended to generate significant benefits in the form of tax credits over a ten year period. Peoples accounts for these investments by amortizing the cost of the partnerships over the same period as the benefits are received. During 1998, Peoples recognized expense of $785,000, as compared to expenses of $195,000 in 1997 and $129,000 in 1996. During 1997, Peoples invested in a partnership to renovate an existing property in Indianapolis. The project did not meet financial expectations. Since the project's inception, its losses have exceeded Peoples' investment. Therefore, during 1997 and 1998, Peoples was required to write-down the value of this investment to zero. At this time, Peoples does not anticipate that the project will generate any tax credits. The Company believes that it is entitled to recover its investment of $648,000, but there can be no assurance that such recovery will ultimately be realized.


Income Taxes

Tax expense for 1998 decreased $17,000 due to slight growth in net income, following an increase in tax expense of $700,000 during 1997. The Company from time to time purchases tax-free securities and originates tax-free loans as a means of generating tax-free income, effectively mitigating tax expense. As previously mentioned, the Company also has invested in several low income housing tax partnerships with the intent of generating lower income tax expense in future years in addition to serving the community by providing subsidized housing for lower-income families.

Net deferred tax assets at December 31, 1998 and 1997 , were $2,981,000 and $1,963,000. Deferred tax assets result, primarily, from book bad debt deductions in excess of those deductible for tax purposes. The asset will be realized as loans are charged off in future periods. Based on the Company's historical levels of taxable income and the relatively small size of the deferred tax assets recorded, management does not believe a valuation allowance for those assets was needed at December 31, 1998.



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



At December 31, 1998                                                     Repriceable or Maturing Within
------------------------------------------------------------------------------------------------------------------------------------
                                           0 to 3         3 to 6          6 Months         1 to 5          After 5
                                           Months         Months         to 1 Year         Years            Years         Total
                                         -------------  -------------   -------------   -------------    -------------  ------------
                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans                                    $  207,469    $    33,270      $ 54,022        $152,497       $    7,153      $454,411
  Available for sale securities                35,458         15,954        23,237          47,971            9,596       132,216
                                         -------------  -------------   -----------   -------------    -------------    ----------
    Total interest-earning assets             242,927         49,224        77,259         200,468           16,749       586,627

Interest-bearing liabilities:
  Savings accounts                            234,430                                                                     234,430
                                                                                                 -
  Time deposits                                57,345         47,017        48,255          64,820                        217,748
                                                                                                                311
  Short-term borrowings                        16,918                                        6,000                         22,918
                                         -------------  -------------   -----------   -------------    -------------    ----------
    Total interest-bearing liabilities        308,693         47,017        48,255          70,820                        475,096
                                                                                                                311
                                         -------------  -------------   -----------   -------------    -------------    ----------
    Asset (liability) gap                $   (65,766)    $     2,207      $ 29,004        $129,648        $  16,438      $111,531
                                         =============  =============   ===========   =============    =============    ==========

    Cumulative asset (liability) gap     $   (65,766)   $   (63,559)     $(34,555)       $  95,093         $111,531
    Cumulative gap to total assets            -10.36%        -10.02%        -5.45%          14.99%           17.58%


As of December 31, 1998, the Company's rate sensitive liabilities exceeded rate sensitive assets through one year. This would indicate that when rates increase, net interest income may decline. In order to accurately determine the effect of changes in interest rates, the repricing effect of each type of interest-earning asset and interest-bearing liability must be measured. Assets and liabilities have different characteristics and the magnitude of change differs for each. Management continually monitors the changes to net interest income which may result from changing interest rates.

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

Liquidity

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. The Company's loan portfolio, excluding loans held for sale, increased to $452,065,000 at December 31, 1998 from $406,893,000 at December 31, 1997, an increase of $45,172,000 (11.1%). Increases in deposits provided funding for loan growth in 1998. Total deposits at December 31, 1998 were $551,029,000, an increase of $42,718,000 from balances of $508,311,000, at
December 31, 1997.

A common measure of liquidity is the loan to deposit ratio. As of December 31, the net loan to deposit ratio was 82.0% in 1998, and 80.1% in 1997. At these levels, management believes that Peoples had adequate liquidity to meets it current and future needs.

Loan commitments include unfunded portions of lines of credit and commercial letters of credit. These unfunded commitments may or may not require funding. At December 31, 1998 and 1997, such commitments totaled $156,562,000 and
$114,769,000, respectively. Loan commitments generate fee income for the Company.



Loan Quality

The Company has maintained a high level of quality in the loan portfolio. Non-performing loans are those loans which are past due more than 90 days and still accruing interest and those loans on which the Company no longer accrues interest. As of December 31, 1998 and 1997, non-performing loans totaled $416,000, and $3,642,000, respectively. As a percent of total loans, non-performing loans were 0.10% at December 31, 1998, and .89% at December 31, 1997.

The provision for loan losses is a charge to earnings to provide for potential future loan losses. The provision for loan losses was $3,500,000 in 1998, $1,800,000 in 1997, and $1,125,000 in 1996. The significant increase in the provision for loan losses in 1998 was considered appropriate by management in response to higher net charge-offs and continued growth in the loan portfolio. Management believes that Peoples' loan portfolio is less diversified than those of similarly-sized community banks operating in smaller communities since the competitive landscape of the Indianapolis marketplace requires Peoples to make loans to corporate entities whose size may exceed those typically serviced by community banks with assets of less than $1 billion. The adequacy of the allowance for loan losses is evaluated at least quarterly by management based upon a review of identified loans with more than a normal degree of risk, historical loss percentages, and present and forecast economic conditions affecting borrowers. At December 31, the allowance for loan losses was $7,684,000 for 1998, and $5,516,000 for 1997. As a percent of total loans, the allowance for loan losses was 1.69% at December 31, 1998, and 1.35% at December 31, 1997. Management's analysis indicates that the allowance for loan losses at December 31, 1998 was adequate to cover potential losses on identified loans with credit problems and on the remaining portfolio based on historical percentages.

Gross loan charge-offs in 1998, 1997, and 1996, were $2,791,000,  $488,000,  and
$607,000, respectively. As a percentage of average loans, gross loan charge-offs were .64%, .13%, and .21% for those periods. During the first quarter of 1998, the Company recognized loan charge-offs of $2,211,000, which were related primarily to a single borrower. A significant portion of this charge-off was recovered during the remainder of the year. Gross recoveries in 1998, 1997, and 1996 were $1,459,000, $304,000, and $92,000. Net charge-offs for 1998 were
$1,332,000, compared to net charge-offs for 1997 of $184,000.

 Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. The Company includes all loans with outstanding balances exceeding $500,000 and rated as "Doubtful" as impaired. Further, the Company evaluates all Substandard Loans with balances exceeding $500,000 for classification as impaired. The Company's average investment in impaired loans during 1998 and 1997 was $3,081,000 and $4,253,000 respectively. At December 31, 1998, $0 of loans were deemed to be impaired and $0 of the allowance for loan losses was allocated to those loans. Generally, impaired loans are placed on non-accrual status. Loans that are classified as impaired and are still accruing interest are generally collateralized and currently making payments. However, based on past experience with the customer and their analysis of the situation, management believes that it is not probable that these loans will be repaid in accordance with the contractual terms of the loan agreement.

Capital Position

In February, 1994, the Company completed an initial public offering of its Non-Voting Common Shares. The shares were registered for trading on the NASDAQ National Market System. Between 1994 and 1997 the Company repurchased a total of 373,134 of such shares. During 1998, 57,120 shares were repurchased. Both the Company and Peoples are required to comply with capital requirements promulgated by their primary regulators. Those regulations require the maintenance of specified levels of capital to total assets (the leverage ratio) and to risk-weighted assets (the risk-based capital ratio). These regulations require maintaining a minimum Tier I leverage ratio of 4% for all but the most highly-rated institutions, which are subject to a leverage ratio of 3%, and they require a total risk-based capital ratio of at least 8%. The Company and Peoples were in full compliance with all regulatory capital requirements at December 31, 1998. The following table indicates the Company's actual capital levels at the dates indicated.


At December 31,                       1998          1997          1996

Tier I capital                        $51,235       $48,192       $45,063
Total capital                         $57,291       $53,553       $48,963
Leverage ratio                           8.01%         8.26%         9.62%
Tier 1 risk-based capital ratio         10.61%        11.24%        12.99%

Total risk-based capital ratio          11.87%        12.49%        14.11%

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issues Financial Accounting Standards ("FAS") that affect Peoples.

FAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities," will become effective January 1, 2000. FAS 133 will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains, and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Upon adoption of this Standard, entities may redesignate securities as either available-for-sale or held-to-maturity. Management does not expect adoption of this Standard to have a material effect but the effect will depend upon derivative holdings upon adoption.

 Year 2000 Compliance

Because computer memory was so expensive on early mainframe computers, some computer programs used only the final two digits for the year in the date field and assumed that the first two digits were "19". As a result, some computer applications may be unable to interpret the change from year 1999 to year 2000. In 1997, the Company established a Year 2000 ("Y2K") initiative to address the issues associated with the Year 2000 date change. The Company relies on third party data processing servicers or purchased applications software and hardware for its technology needs. The Company's initiative involves five separate and distinct steps - awareness, assessment, renovation, validation and implementation.

The awareness phase defined the Y2K problem for management, and gained support for the resources needed to successfully complete the project. During this phase, Peoples installed a risk assessment system, established a Y2K project team, and began gathering vendor information. The awareness phase, which was completed in January 1998, involved a complete inventory of all systems including software, hardware. firmware, and environmental. Each item in the inventory was assigned a system significance rating. Corporate clients were also contacted to assess their program Year 2000 compliance. The assessment phase was completed in April 1998.

The renovation phase consisted of ongoing discussions and monitoring of vendor progress toward Y2K compliance. As of December 31, 1998, all of the Company's systems and applications are Year 2000 compliant. The final two phases, validation and implementation, are substantially completed, with over 90% of Peoples' mission-critical technology solutions tested and accepted by their respective business units.

By June 30, 1999, management will complete business resumption plans for all systems and applications to address any potential system failures caused by actions or influences, such as the failure of power or communications technologies outside the control of the Company. Estimated costs associated with the Y2K initiative total slightly over $100,000. Most of these expenses represent capital expenditures for software and hardware that will be amortized over five years. Therefore, management believes that the financial impact of the Y2K initiative is immaterial.

On the other hand, the risks for the Company in the event that either certain mission-critical systems are not Year 2000 compliant or outside influences prevent Peoples' systems from being fully operational are substantial. As a financial institution, Peoples' largest volume of transactions involve loan-related matters (such as loan origination, the acceptance of loan payments, escrow-handling, and related matters) and deposit accounts (new account openings, additions and withdrawls from accounts, interest crediting, checking account transactions and related matters). Peoples' inability to process these transactions in an efficient and timely manner would greatly impact its operations. No estimate is available concerning possible lost revenue in the event of a material Year 2000 problem. However, such loss of revenue would likely be a material amount which could have a materially adverse effect on the Company's financial performance and operations.

Federal and state bank regulators have reviewed the Company's plans and progress in 1998 and early 1999 to verify that critical computer systems are modified and tested, and that they will run smoothly when the year 2000 arrives.



Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At March 12, 1999, Peoples had entered into variable pay interest rate swaps in the notional amount of $80 million with other financial institutions. This means that Peoples receives a fixed rate of interest calculated on $80 million and pays a variable rate of interest, based on indices such as LIBOR or the prime rate, calculated on $80 million. A total of $50 million of these swaps have delayed start features. The agreements expire between September 1999 and December 2000. Only $30 million of these swaps are currently active. These swaps were purchased to hedge risk because Peoples had funded growth in variable rate assets with fixed rate CD's. If interest rates had declined, bank earnings would have decreased on variable rate loans, which would have been offset with earnings on the swaps. The Board of Directors has approved a policy regarding derivative financial instruments, and has included limits on the use of these instruments tied to the term of the swap and the credit risk of the other financial institution. Peoples is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by Peoples. Standby letters of credit are conditional commitments issued by Peoples to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. Peoples' exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes that certain risks are inherent, and the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. Peoples has no market risk-sensitive instruments held for trading purposes. Management believes that Peoples' market risk is reasonable at this time. The condensed GAP report summarizing the Company's interest rate sensitivity is as follows:


TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

The following table presents (dollars in thousands) the scheduled maturity of market risk sensitive instruments at December 31, 1998:


                                                                                                               Fair
Maturing in:                               1999        2000          2001       2002       2003       2004+    Total        Value

ASSETS
         Fixed Securities              $ 66,838    $ 27,153    $   13,981    $ 6,769    $ 2,697    $ 5,397    $122,835    $122,835
         Rate                              6.70%       6.84%         6.24%      5.81%      5.45%      5.85%       6.55%
         Variable Securities           $  3,287    $  1,440    $    1,879    $   275    $    --    $ 2,500    $  9,381    $  9,381
         Rate                              6.87%       5.95%         6.28%      6.65%      0.00%      8.00%       6.91%

         Fixed Rate Loans              $ 55,212    $ 35,741    $   19,702    $ 6,679    $ 3,572    $ 1,235    $122,141    $126,584
         Rate                              8.19%       8.30%         8.26%      8.08%      7.74%      7.31%       8.19%

         Variable Rate Loans           $ 76,423    $ 27,862    $   13,876    $11,254    $ 9,562    $36,365    $175,343    $176,049
         Rate                              8.40%       8.51%         8.44%      8.42%      7.97%      8.35%       8.40%

         Adjustable Rate Loans         $ 49,340    $ 32,240    $   21,330    $15,153    $10,383    $26,134    $154,581    $156,354
         Rate                              7.92%       7.82%         7.70%      7.65%      7.47%      7.24%       7.69%

         Total                         $251,101    $124,437    $   70,768    $40,129    $26,214    $71,630    $584,280    $591,203
         Rate                              7.79%       7.88%         7.68%      7.62%      7.48%      7.72%       7.75%



LIABILITIES
         Savings, NOW, MMKT deposits   $234,430    $   -       $       --    $    --    $    --    $    --    $234,430    $234,430
         Rate                              3.37%                       --         --         --         --          --        3.37%

         CD's                          $152,617    $ 57,232    $    4,020    $ 2,956    $   612    $   311    $217,748    $217,748
         Rate                              5.56%       5.24%         5.61%      6.04%      4.83%      7.44%       5.48%

         Borrowings                    $ 16,918    $     --    $       --    $    --    $ 6,000    $    -     $ 22,918    $ 24,374
         Rate                              3.98%         --            --         --       5.53%       --         4.39%

         Total                         $403,965    $ 57,232    $    4,020    $ 2,956    $ 6,612    $   311    $475,096    $476,552
         Rate                              4.22%       5.24%         5.61%      6.04%      5.47%      7.44%       4.39%

The following table presents (dollars in thousands) the scheduled maturity of market risk sensitive instruments at December 31, 1997:

Maturing in:

                                                                                                                     Fair
                                     1998       1999        2000       2001        2002       2003+      Total       Value
                                     ----       ----        ----       ----        ----       -----      -----       -----

ASSETS
Fixed Securities............       48,221     35,398      23,925     13,145       9,271      8,841    138,801     138,801
Rate........................         6.48%      6.44%       6.52%      6.39%       6.12%      6.16%      6.42%

Variable Securities.........        4,519      3,528       2,478      1,100         725      2,719     15,069      15,069
Rate........................         6.62%      6.59%       6.65%      6.67%       6.70%      7.76%      6.83%

Fixed Rate Loans............       43,899     22,232      11,309      5,056       1,472      1,388     85,356      86,518
Rate........................         8.63%      8.68%       8.83%      8.88%       8.12%      8.13%      8.66%

Fixed Rate Loans............       90,068     29,361      15,250     10,006       8,054     29,615    182,354     182,480
Rate........................         9.06%      9.17%       9.17%      9.11%       9.11%      9.14%      9.11%

Adjustable Rate Loans.......       43,527     29,214      21,096     14,030       9,743     22,134    139,744     140,456
Rate........................         8.16%      8.11%       8.02%      7.96%       7.91%      9.59%      8.32%
                                     -----      -----       -----      -----       -----      -----      -----

Total.......................      230,234    119,733      74,058     43,337      29,265     64,697    561,324     563,324
Rate........................         8.16%      7.94%       7.85%      7.83%       7.65%      8.81%      8.12%

LIABILITIES
Savings, NOW,
MMKT Deposits...............      215,295                                                             215,295   (215,295)
Rate........................         3.60%                                                               3.60%

CD's........................       99,398     78,555      26,859      3,013       2,752        307    210,884   (211,773)
Rate........................         5.36%      5.99%       6.09%      5.86%       6.09%      7.45%      5.71%

Short-Term Borrowings.......       34,380                                                              34,380    (34,380)
Rate........................         5.44%                                                               5.44%
                                     -----                                                               -----

Total.......................      349,073     78,555      26,859      3,013       2,752        307    460,559   (461,448)
Rate........................         4.67%      5.99%       6.09%      5.86%       6.09%      7.45%      4.70%

                         Report of Independent Auditors

Board of Directors and  Shareholders
Peoples Bank  Corporation of Indianapolis,
Indianapolis Indiana

We have audited the consolidated balance sheets of Peoples Bank Corporation of Indianapolis as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bank Corporation of Indianapolis as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 4, 1999

                              Consolidated Balance Sheets
                              December 31, 1998 and 1997
                             (Dollar amounts in thousands)


Assets                                                                           1998                      1997
Cash and cash equivalents                                                       $35,136                     $25,462
Available-for-sale securities                                                   132,216                     153,870
Loans held for sale, net                                                          2,346                         561
Loans (net of allowance of $7,684 and $5,516)                                   444,381                     401,377
Premises and equipment, net                                                       8,105                       7,482
Accrued income and other assets                                                  12,321                       9,724
                                                                                 ------                       -----
                                                                               $634,505                    $598,476
                                                                               ========                    ========

Liabilities and Shareholders' Equity

Liabilities
Deposits
          Non interest-bearing accounts                                         $98,851                     $82,132
          Savings and NOW                                                       234,430                     215,295
          Time deposits                                                         217,748                     210,884
                                                                                -------                     -------
                Total deposits                                                  551,029                     508,311
Borrowings                                                                       22,918                      34,380
Accrued expenses and other liabilities                                            8,533                       6,968
                                                                                  -----                       -----
          Total liabilities                                                     582,480                     549,659
                                                                                -------                     -------

Shareholders' equity Common shares, no par value:
          Authorized:
                Voting - 300,000 shares
                Non-voting - 4,000,000 shares
          Issued:
                Voting - 264,096  shares (1998)
                   and 264, 216 shares (1997)                                       896                         897
                Non-voting - 2,758,794 shares (1998)
                   and 2,812,634 shares (1997)                                   11,384                      13,085
Retained earnings                                                                39,008                      34,220
Accumulated other comprehensive income                                              737                         615
                                                                                    ---                         ---
          Total shareholders' equity                                             52,025                      48,817
                                                                                 ------                      ------
                                                                               $634,505                    $598,476
                                                                               ========                    ========


See accompanying notes.

                        Consolidated Statements of Income
                  Years ended December 31, 1998, 1997 and 1996
             (Dollar amounts in thousands, except per share amounts)


                                                                   1998              1997                 1996
Interest income
Loans, including related fees                                    $37,811           $31,664                 $26,211
Federal funds sold                                                   557               730                     889
Securities
Taxable                                                            7.938             5,758                   3,372
Tax exempt                                                         1,248             1,577                   1,779
                                                                   -----             -----                   -----
          Total interest income                                   47,554            39,729                  32,251

Interest expense
Deposits                                                          21,474            17,563                  13,471
Borrowings                                                         1,127               556                     573
                                                                   -----               ---                     ---
          Total interest expense                                  22,601            18,119                  14,044
                                                                  ------            ------                  ------

Net interest income                                               24,953            21,610                  18,207
Provision for loan losses                                          3,500             1,800                   1,125
                                                                   -----             -----                   -----

Net interest income after provision for loan losses               21,453            19,810                  17,082

Non-interest income
Trust and Investment Management                                    2,432             1,731                   1,342
Service charges and fees                                           2,893             2,963                   2,511
Mortgage banking revenue                                             699               430                     713
Net gain/loss on securities                                           47               (50)                   (63)
Other                                                                910               879                     934
                                                                     ---               ---                     ---
          Total non-interest income                                6,981             5,953                   5,437

Non-interest expense
Salaries and employee benefits                                    11,024             8,994                   8,029
Occupancy (net)                                                    1,634             1,546                   1,602
Equipment                                                          1,714             1,078                   1,010
Advertising                                                          370               521                     374
Other                                                              4,286             4,330                   3,779
                                                                   -----             -----                   -----
          Total non-interest expense                              19,028            16,469                  14,794
                                                                  ------            ------                  ------

Income before income taxes                                         9,406             9,294                   7,725
Income tax expense                                                 2,999             3,016                   2,316
                                                                   -----             -----                   -----

Net income                                                        $6,407            $6,278                   $5,409
                                                                  ======            ======                   ======

Per share data
Earnings per share                                                 $2.09               $2.02                 $1.71
                                                                   =====               =====                 =====
Earnings per share, assuming dilution                              $2.04               $1.99                 $1.70
                                                                   =====               =====                 =====

See accompanying notes.

                       Consolidated Statements of Changes
                             in Shareholders' Equity

                     Years ended December 31, 1998, 1997 and
          1996 (Dollar amounts in thousands, except per share amounts)



                                                Common           Retained                 Accumulated Other
                                                Shares           Earnings           Comprehensive Income      Total

Balance January 1, 1996                         $16,284              $25,114                  $238            $41,636
Comprehensive income
     Net income                                       -                5,409                    -               5,409
     Change in net unrealized gain/(loss)             -                    -                   48                  48
                                                      -                    -                    -                   -
         Total comprehensive income                                                                             5,457

Cash dividends ($.38 per share)                       -               (1,185)                   -              (1,185)
Redemption of 33,560 non-voting  shares            (559)                   -                                     (559)
                                                -------              -------                 ----             -------
Balance December 31, 1996                        15,725               29,338                  286              45,349

Comprehensive income
      Net income                                      -                6,278                    -               6,278
      Change in net unrealized gain/(loss)            -                    -                  329                 329
                                                      -                    -                                      ---
           Total comprehensive income                                                                           6,607
Cash dividends ($.45 per share)                       -               (1,396)                    -             (1,396)
Redemption of 15,784 voting and                                            -                    -
53,790 non-voting shares                         (1,743)                   -                  -                 (1,743)
                                                -------              -------                 ----             -------
Balance December 31, 1997                        13,982               34,220                  615              48,817

Comprehensive income
     Net income                                       -                6,407                    -               6,407
     Change in net unrealized gain/(loss)             -                    -                  122                 122
                                                      -                    -                                      ---
           Total comprehensive income                                                                           6,529

Cash dividends ($.53 per share)                       -               (1,619)                   -              (1,619)

Exercise of stock options
3,160 non-voting shares                              45                                                             45

Redemption of 120 voting and
57,000 non-voting shares                         (1,747)                   -                    -              (1,747)
                                                -------              -------                 ----             -------

Balance December 31, 1998                       $12,280              $39,008                 $737             $52,025
                                                =======              =======                 ====             =======

See accompanying notes.

                      Consolidated Statements of Cash Flows
                        December 31, 1998, 1997 and 1996
                          (Dollar amounts in thousands)

                                                               1998         1997         1996
                                                            ---------    ---------    ---------

Cash flows from operating activities
       Net income                                           $   6,407    $   6,278    $   5,409
       Adjustments to reconcile net income to net cash
            from operating activities
            Depreciation and amortization                       1,182        1,067        1,032
            Provision for loan losses                           3,500        1,800        1,125
            Net loss(gain) on securities                          (47)          50           63
          Net amortization on securities                           18          104          362
          Net change in
            Interest receivable and other assets               (2,663)      (2,699)        (447)
            Interest payable and other liabilities              1,565        2,910          462
            Loans held for sale                                (1,785)        (140)       2,136
                                                            ---------    ---------    ---------

                  Net cash from operating activities            8,177        9,370       10,142

Cash flows from investing activities
     Proceeds from sales of available-for-sale securities       5,068       16,707        8,605
     Proceeds from maturities of available-for-sale
         securities                                            77,471       24,066       49,771
    Purchase of available-for-sale securities                 (60,668)     (99,664)     (45,566)
    Loans made to customers, net of principal
         collections thereon                                  (46,504)     (74,124)     (62,375)
    Property and equipment expenditures, net                   (1,805)        (626)        (211)
                                                            ---------    ---------    ---------

          Net cash from investing activities                  (26,438)    (133,641)     (49,776)

Cash flows from financing activities
    Net change in deposits                                     42,718       96,506       60,043
    Net change in short-term borrowings                       (17,462)      24,114       (9,790)
    Federal Home Loan Bank Advances                             6,000
    Proceeds from exercise of stock options                        45
    Redemption of common shares                                (1,747)      (1,743)        (559)
    Dividends paid                                             (1,619)      (1,396)      (1,185)
                                                            ---------    ---------    ---------

          Net cash from financing activities                   27,935      117,481       48,509
                                                            ---------    ---------    ---------

Net change in cash and cash equivalents                         9,674       (6,790)       8,875
Cash and cash equivalents at beginning of year                 25,462       32,252       23,377
                                                            ---------    ---------    ---------

Cash and cash equivalents at end of year                    $  35,136    $  25,462    $  32,252
                                                            =========    =========    =========

Cash paid during the year for:
          Interest                                          $  22,274    $  16,985    $  13,903
          Income taxes                                          3,840        3,591        2,870

See accompanying notes.

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
                    (Dollar amounts in thousands, except per
                       share amounts) Note 1 - Summary of
                         Significant Accounting Policies

Basis of Reporting

The consolidated financial statements include Peoples Bank Corporation of Indianapolis ("the Company"), its wholly-owned subsidiary, Peoples Bank & Trust Company ("Peoples") and Peoples' wholly-owned subsidiaries, PIC, Ltd., Peoples Building Corporation and Peoples Investment Services, Inc. Intercompany transactions are eliminated in consolidation.

Description of Business

Peoples provides commercial and retail banking and trust services to its customers from its main office and branches located in Marion County, Indiana. The majority of Peoples' income is derived from commercial and retail business lending activities and investments. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of Peoples' loans are secured by specific items of collateral including business assets, real property and consumer assets. Peoples Investment Services, Inc. sells investment products to customers. PIC, Ltd. is a Bermuda Corporation formed to hold certain securities. Peoples Building Corporation owns the main office building.

Use of Estimates

Management makes estimates and assumptions in preparing financial statements that affect the amounts reported therein and the disclosures provided. These estimates and assumptions may change in the future, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

Securities

Available-for-sale securities might be sold before maturity and are carried at fair value with the net unrealized holding gain or loss is included in other comprehensive income. Securities are written down to fair value when a decline in fair value is not temporary. Premium amortization is deducted from and discount accretion is added to interest income using the level yield method. The cost of securities sold is computed on the identified securities method.

Mortgage Banking Activities

Loans held for sale are carried at the lower of cost or estimated fair value determined on an aggregate basis. Mortgage banking revenue includes gains/losses realized when such loans are sold and service fee revenue earned after the sale, offset by the amortization of capitalized loan servicing rights.

Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Loans

Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Payments received on such loans are reported as principal reductions.


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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated on the straight-line and declining-balance methods over the estimated useful lives of the assets. Maintenance and repairs are expensed and major improvements are capitalized.


Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Long-term Assets

These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Repurchase Agreements

Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Income Taxes

Income tax expense is the sum of the current year income tax due, plus or minus the change in deferred taxes. Deferred tax liabilities and assets are the expected future tax consequences of temporary differences between the carrying values and tax bases of assets and liabilities computed using enacted rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Derivatives

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap agreements as a means of managing the interest rate exposure on certain variable rate loans. The interest rate swaps are accounted for under the accrual method. Under this method, the differential to be paid or received on the swap agreements is recognized over the lives of the agreements in interest income. Changes in fair value of interest rate swaps accounted for under the accrual method are not reflected in the accompanying financial statements. Realized gains and losses on terminated interest rate swaps are deferred as an adjustment to the carrying amount of the designated instruments and amortized over the remaining original life of the agreements.

If the designated instruments are disposed of, the fair values of the interest rate swap or unamortized deferred gains or losses are included in the determination of the gain or loss on disposal. To qualify for such accounting, the interest rate swap is designated to specific pools of loans and alters their interest rate characteristics.

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

Per Share Data

Earnings per share is based on weighted average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. All share and per share data are restated for subsequent stock dividends and splits.

Future Accounting Changes

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

New Accounting Pronouncements

Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Industry Segment

Internal financial information is primarily reported and aggregated in three lines of business, Commercial Banking, Retail Banking, and Mortgage Banking.


                               Note 2 - Securities

The amortized cost and fair value of available-for-sale securities at year-end are as follows:

                                                                                Gross             Gross
                                                             Amortized        Unrealized        Unrealized         Fair
December 31, 1998                                              Cost             Gains             Losses           Value

U.S. Government and federal  agencies                      $  8,426           $    99             $   (5)       $  8,520
States and municipal                                         24,135               723                 (3)         24,855
Mortgage-backed                                              91,430               398                (43)         91,785
Other                                                         7,019                37                  -           7,056
                                                              -----                --              -----        --------
                                                           $131,010            $1,257              $(51)        $132,216
                                                            =======            ======              =====        ========

                                                                                Gross             Gross
                                                             Amortized        Unrealized        Unrealized         Fair
December 31, 1997                                              Cost             Gains             Losses           Value

U.S. Government and federal  agencies                     $  20,841            $  127              $(20)        $   20,948
State and municipal                                          27,233               619                (6)            27,846
Mortgage-backed                                             100,640               386               (94)           100,932
Other                                                         4,138                 6                 -              4,144
                                                           --------            ------             -----           --------
                                                           $152,852            $1,138             $(120)          $153,870
                                                           ========            ======             ======          ========


The amortized cost and fair value of available-for-sale securities at December 31, 1998 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                               Amortized                Fair
                                                  Cost                  Value

Due in one year or less                           $ 7,422             $  7,449
Due after one year through five years              13,204               13,631
Due after five years through ten years             12,458               12,826
Due after ten years                                 6,496                6,525
Mortgage-backed                                    91,430               91,785
                                                   ------               ------
                                                 $131,010             $132,216
                                                 ========             ========




Sales of available-for-sale securities during 1998, 1997 and 1996 resulted in gross gains of $39, $7 and $0 and gross losses of $0, $52 and $63. During 1998 and 1997 securities were called resulting in net gains of $8 and net losses of $5 respectively.

Securities with a carrying value of $37,462 and $29,013 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes required or permitted by law.

                                 Note 3 - Loans

Year-end loans, excluding loans held for sale, are comprised of the following:

December 31,                                    1998             1997

Commercial and Commercial Real Estate         $211,115         $185,089
Residential Mortgage                            97,755           94,276
Construction                                    34,840           25,364
Consumer                                       106,431          100,139
Tax-exempt                                       1,924            2,025
                                                 -----           -----

Gross loans                                    452,065          406,893
Less allowance for loan losses                  (7,684)          (5,516)
                                               -------         --------
                                              $444,381         $401,377
                                              ========         ========

Peoples services mortgage loans sold to the Federal National Mortgage Association. These loans are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans at December 31, 1998 and 1997 was $99,120 and $101,168.

Activity for loan servicing rights and the related valuation allowance was as follows:

                                     1998             1997             1996

Balance as of January 1             $ 253            $ 177            $  --
Additions                             332              104              193
Amortization                          (77)             (28)             (16)
Valuation allowance                    --               --               --
                                    -----            -----            -----

Balance as of December 31           $ 508            $ 253            $ 177
                                    =====            =====            =====

Certain of the Company's directors were loan customers of Peoples. A schedule of the aggregate activity in these loans follows:

                                                      1998

Balance as of January 1                               $2.814
Change in persons included                               300
New loans/credit line draws                            1,210
Loan reductions                                         (151)
                                                        -----

Balance as of December 31                             $4,173
                                                      ======

Activity in the allowance for loan losses is as follows:



                                                  1998             1997                 1996

Beginning balance                                $5,516             $3,900              $3,290
Provision charged to operations                   3,500              1,800               1,125
Loans charged off                                (2,791)             (488)                (607)
Recoveries                                        1,459                304                  92
                                                  -----                ---                  --

Ending balance                                   $7,684             $5,516              $3,900
                                                 ======             ======              ======

Information regarding impaired loans is as follows:

                                                               1998     1997     1996

Average investment in impaired
loans during the year                                         $3,081   $4,253   $1,068
                                                              ======   ======   ======

Interest  income recognized
on  impaired  loans  including
interest income recognized
on cash basis of $0, $329 and $173                                 0   $  329   $  173
                                                              ======   ======   ======

Balance of impaired loans at year end                              0   $5,241   $  743

Less portion for which no allowance for loan
losses is allocated                                                0      613      159
                                                              ------   ------   ------

Portion for which an allowance for loan losses is allocated        0   $4,628   $  584
                                                              ======   ======   ======

Portion of allowance for loan losses allocated                $    0   $1,145   $  155
                                                              ======   ======   ======



                         Note 4 - Premises and Equipment

Year-end premises and equipment are as follows:

December 31,                        1998        1997

Land                              $  1,103    $  1,103
Buildings and improvements          11,017      11,109
Furniture and equipment              7,557       7,788
                                  --------    --------
     Total                          19,677      20,000
Accumulated depreciation           (11,572)    (12,518)
                                  --------    --------
     Net premises and equipment   $  8,105    $  7,482
                                  ========    ========


                       Note 5 - Interest-Bearing Deposits

Time deposits of $100 or greater totaled $55,988 and $69,473 at December 31, 1998 and 1997. Interest expense in 1998, 1997 and 1996 for such deposits totaled $4,183, $2,840 and $965, respectively.

At December 31, 1998, stated maturities of time deposits were:

                Year                                       Amount

                1999                                      $152,617
                2000                                        57,232
                2001                                         4,020
                2002                                         2,956
                2003                                           612
         Thereafter                                            311
                                                          --------
                                                          $217,748
                                                          ========


                               Note 6 - Borrowings

Borrowings are comprised of the following:
                                            1998              1997
Repurchase agreements                     $14,526           $12,180
Overnight borrowings from the
  Federal Home Loan
  Bank (FHLB)                                  --            22,200
Long-term FHLB advances                     6,000                --
Note payable -U.S. Government               2,392                --
                                          -------           -------
                                          $22,918           $34,380
                                          =======           =======

Repurchase agreements outstanding as of December 31, 1998 had maturities of one day. Long-term FHLB advances are secured by a blanket pledge of Peoples' assets and mature during January 2008, but are convertible to a LIBOR-based rate at the option of the FHLB in January 2003. If converted, Peoples has the option to pay off the advance. The note payable to the U.S. Government is due on demand and bears interest at market rates. Information about repurchase agreements for the year follows:

                                                         1998             1997

Average balance during the year                        $12,100          $11,064
Weighted average interest rate during the year            4.18%            4.32%
Maximum month-end balance during the year              $14,526          $12,180


                            Note 7 - Retirement Plans


Information about the pension plan was as follows.

                                          1998       1997
                                         -------    -------
Change in benefit obligation:
    Beginning benefit obligation         $ 4,940    $ 4,521
    Service cost                             315        306
    Interest cost                            318        314
    Actuarial gain                           192        314
    Benefits paid and expenses              (166)      (515)
                                         -------    -------
    Ending benefit obligation              5,599      4,940
                                         -------    -------

Change in plan assets, at fair value:
    Beginning plan assets                  5,623      5,111
    Actual return                            790      1,027
    Employer contribution                     --         --
    Benefits paid and expenses              (166)      (515)
                                         -------    -------
    Ending plan assets                     6,247      5,623
                                         -------    -------

Funded status                                648        683
Unrecognized net actuarial (gain)/loss    (1,277)    (1,238)
Unrecognized prior service cost              119        130
                                         -------    -------

Accrued benefit cost                     $  (510)   $  (425)
                                         =======    =======

The components of pension expense and related actuarial assumptions were as follows.

                                           1998         1997         1996
                                          -----        -----        -----

Service cost                              $ 315        $ 306        $ 344
Interest cost                               318          314          327
Expected return on plan assets             (474)        (431)        (407)
Amortization of prior service cost           11           11           11
Recognized net actuarial (gain) loss        (86)         (71)         (65)
                                          -----        -----        -----
    Net                                   $  84        $ 129        $ 210
                                          =====        =====        =====

Discount rate on benefit obligation        6.50%        6.50%        7.00%
Long-term expected rate of return
  on plan assets                           8.50         8.50         8.50
Rate of compensation increase              5.00         5.00         5.50



Peoples also maintains a voluntary 401(k) plan in which substantially all employees may participate. Peoples matches employees' contributions at up to 50 percent (25% in 1996) of each participant's contributions subject to certain limits.
Expense for the plan was $139, $108 and $46 for 1998, 1997 and 1996.

                           Note 8 - Income Tax Expense

Income tax expense consists of the following components:

                               1998             1997             1996

Income tax/(benefit)
Current                      $ 4,083          $ 3,848          $ 2,715
Deferred                      (1,084)            (832)            (399)
                             -------          -------          -------

Total                        $ 2,999          $ 3,016          $ 2,316
                             =======          =======          =======


The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 34% to income before income taxes:

                                                   1998       1997       1996

Statutory rate applied to income before
income taxes                                     $ 3,198    $ 3,160    $ 2,625
Add/(deduct)
Tax exempt interest income                          (465)      (579)      (646)
Non-deductible interest                               57         64         68
State tax expense (net of federal tax benefit)       525        545        450
Affordable housing credit                           (253)      (155)      (190)
Other                                                (63)       (19)         9
                                                 -------    -------    -------

Total income taxes                               $ 2,999    $ 3,016    $ 2,316
                                                 =======    =======    =======

The net deferred tax asset at year-end is comprised of the following components:

                                                         1998       1997

Deferred tax assets from:
Loan loss provisions                                   $ 2,841    $ 1,925
Deferred compensation                                      692        446
Pension                                                    198        164
Other                                                       59          7
                                                       -------    -------

                                                         3,790      2,542
Deferred tax liabilities for:
Depreciation                                               (57)        (2)
Accretion                                                  (12)       (11)
Net unrealized gain on available-for-sale securities      (469)      (403)
Mortgage servicing rights                                 (201)      (100)
Other                                                      (70)       (63)
                                                       -------    -------

                                                          (809)      (579)

Valuation allowance                                         --         --
                                                       -------    -------
                                                       $ 2,981    $ 1,963
                                                       =======    =======



                           Note 9 - Earnings Per Share

The following table presents share data used to compute earnings per share:


                                                         1998        1997        1996

Weighted average shares outstanding during the year   3,061,172   3,112,319   3,168,260
Dilutive effect of potential shares                      76,708      40,732       9,942
                                                      ---------   ---------   ---------

Shares used to compute diluted earnings per share     3,137,880   3,153,051   3,178,202
                                                      =========   =========   =========



                     Note 10 - Commitments and Contingencies

Peoples is committed under various non-cancelable lease contracts for certain facilities which expire at various dates through the year 2005. Most of the leases contain renewal provisions at Peoples' option and contain no restrictive provisions of consequence.

Expense for leased premises was $390, $387 and $489 for 1998, 1997 and 1996. Minimum lease payments at December 31, 1998 for all non-cancelable leases are as follows:

                           Year               Amount
                           1999                 $360
                           2000                  204
                           2001                   97
                           2002                   87
                           2003                   90
                    Thereafter                   124
                                                 ---
  Total minimum lease payments                   962
                                                 ===

In the ordinary course of business, Peoples has loans, commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying consolidated balance sheets. Peoples' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. Peoples uses the same credit policy to make such commitments as it used for on-balance sheet items. At year-end, these financial instruments are summarized as follows:

December 31,                                         1998            1997
Financial instruments whose contract amount
represents credit risk:
Unused commercial lines of credit                   $52,309         $39,431
Unused home equity lines of credit                   77,922          59,020
Standby letters of credit                             6,389           4,518
Commitments to make loans                            19,942          11,800

The unused home equity and commercial lines of credit are predominantly variable rate agreements. Loan commitments are agreements to lend to a customer, provided they accept the terms and conditions offered by Peoples. These commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. At December 31, 1998, these commitments included $ 11,327 of fixed rate loan commitments at a weighted average rate of 7.38%. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

At December 31, 1998, the Company was party to interest rate swap agreements with a notional principal balance of $60,000. The agreements require the Company to make variable rate payments, based on indices such as LIBOR and the prime rate. They entitle the Company to receive fixed rate payments, and serve to manage the Company's interest rate exposure on variable rate loans tied to similar indices. Some of the agreements have delayed start features. The agreements expire between September 1999 and November 2000. The Company is exposed to credit loss in the event that the counterparty does not perform under the agreement in an amount equal to the interest rate differential when the fixed rate exceeds the variable rate. Information about outstanding swaps at December 31, 1998 follows:

                         Notional           Average         Average
                         Principal          Rate            Rate
                         Balance            Received        Payable
All agreements           $ 60,000           6.53%           5.79%
Delayed start              30,000           5.45            4.89
Currently active           30,000           7.60            6.68


At December 31, 1998, Peoples was required to have $6,544 on deposit with the Federal Reserve or as cash on hand as reserve.

During 1997, the Company entered into an employment contract with its Chief Operating Officer. The agreement has an initial term of three years and an additional year is added at each anniversary date, subject to certain conditions. The contract provides for severance payments and other benefits, the amount of which depend upon the nature of the separation. No amount is accrued at December 31, 1998 under this agreement.


                    Note 11 - Stock Based Compensation Plans

The Company has granted stock options to directors and key members of management. A total of 270,000 shares was made available for grant at a price equal to the market price of the stock at the date of grant. The specific terms of each agreement are determined by the Compensation Committee at the date of the grant.

A summary of the Company's stock option activity, and related per share information follows: (restated for stock splits)



                                       1998                        1997                      1996
                                --------------------      -----------------------     -----------------------
                                            Weighted                     Weighted                  Weighted
                                             Average                     Average                   Average
                                            Exercise                    Exercise                   Exercise
                                Shares        Price        Shares        Price         Shares       Price
                                ------        -----        ------        -----         ------       -----
Outstanding beginning of year   190,246     $   17.27      112,020     $   13.28           --     $-
Granted                          12,707         36.33       78,226         22.98      112,020        13.28
Exercised                         3,160         14.09           --         --              --        --
Forfeited                            --         --              --         --              --        --
                                -------                    -------                    -------

Outstanding at end of year      199,793         18.53      190,246         17.27      112,020        13.28
                                =======                    =======                    =======



                                                                          1998            1997            1996

Options exercisable at year end                                          128,846          85,028         45,592
Weighted average price of options exercisable                             $16.22          $15.30       $  12.76
Weighted average remaining life (years) of
options outstanding                                                          7.6             8.5            9.0
Range of exercise price (per share) of options outstanding:
High                                                                      $39.63          $26.06        $ 15.13
Low                                                                        12.44           12.44          12.44


During 1997, the Company entered into a cash award agreement with its Chief Operating Officer. The amount payable under the agreement is based upon the value of the Company's stock at the time of payment and the award vests and becomes payable only after the achievement of specified performance targets. The term of the award is ten years and the timing of the payment is at the executive's discretion. The Company accrues its current obligation under the plan. At December 31, 1998, a total of $338 has been accrued toward this obligation.

The estimated per share fair value of options granted during 1998, 1997, and 1996 was $14.03, $9.02, and $4.14. Fair value is estimated based upon assumptions about a stock's dividend yield, the expected time until exercise, the volatility of a company's stock price and the risk-free interest rate. Fair values are determined at the date of grant and estimates amount and are not subsequently changed. The fair value estimates used the following weighted-average assumptions:

                                            1998       1997         1996

Risk free interest rate                    5.73%        7.03%       6.74%
Dividend yield                             1.38%        1.82%       2.62%
Expected volatility of stock price          .22          .21         .22
Expected life (years)                      10.0         10.0         9.7

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans.

                                                   1998       1997       1996

Net income as reported                            $6,407     $6,278      $5,409
Pro forma net income                               6,182      6,055       5,157
Diluted earnings per share as reported              2.04       1.99        1.70
Pro forma diluted earnings per share                1.98       1.93        1.63

                         Note 12 - Capital Requirements

The Company and Peoples are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. These guidelines and the regulatory framework for prompt corrective action involve quantitative measures of capital, assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices, as well as qualitative judgments by the regulators about components, risk weightings and other factors.

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. Peoples must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. Peoples' deposit insurance assessment rate is based, in part, on these requirements. At December 31, 1998 and 1997, Peoples' capital level results in it being designated as "well capitalized."


The Company's consolidated and Peoples' (bank only) capital amounts and ratios at December 31, 1998 are presented below:

                                                                                                          To Be Well
                                                                                                         Capitalized
                                                                           For Capital                   Under Prompt
                                                                             Adequacy                 Corrective Action
                                                 Actual                      Purposes                     Provisions
                                          ---------------------         ---------------------        -------------------
                                           Amount       Ratio            Amount       Ratio          Amount        Ratio
                                           ------       -----            ------       -----          ------        -----

Total capital
   (to Risk Weighted Assets)
       Consolidated                       $57,291        11.87%          $38,625           8%            $48,282     10%
        Peoples                            53,160        11.07            38,405           8              48,007     10

Tier I Capital
   (to Risk Weighted Assets)
        Consolidated                      $51,235        10.61           $19,313           4             $28,969      6
        Peoples                            47,138         9.82            19,203           4              28,804      6

Tier 1 Capital
   (to Average Assets)
      Consolidated                        $51,235         8.01           $25,581           4             $31,976      5
      Peoples                              47,138         7.40            25,465           4              31,831      5



Note 13 - Disclosures About Fair Value of Financial Instruments


Carrying value and fair value of the Company's financial instruments at year-end were as follows:


                                                               1998                           1997
                                                     Carrying        Fair           Carrying             Fair
                                                        Value         Value          Value              Value

Financial assets
Cash and equivalents                                   $35,136      $35,136          $25,462        $25,462
Available-for-sale securities                          132,216      132,216          153,870        153,870
Loans and loans held for sale (net)                    446,727      451,303          401,938        403,938
Accrued interest receivable                              3,882        3,882            3,642          3,642
Financial liabilities
Deposits                                              (551,029)    (552,065)        (508,311)      (509,200)
Borrowings                                             (22,918)     (24,374)         (34,380)       (34,380)
Accrued interest payable                                (2,805)      (2,805)          (2,478)        (2,478)
Off-balance-sheet instruments
Interest rate swaps                                          0          499                0             44


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

                  Note 14 - Parent Company Financial Statements

Presented  below  are  condensed   balance  sheets  and  the  related  condensed
statements of income and cash flows for the parent company:


Condensed Balance Sheets - December 31,                               1998              1997

Assets
    Cash on deposit                                                  $2,075             $2,604
    Investment in Peoples                                            47,869             43,099
    Available-for-sale securities                                     1,624              2,884
    Other assets                                                      2,083              1,037
                                                                      -----              -----

      Total assets                                                  $53,651            $49,624
                                                                    =======            =======

Liabilities                                                          $1,626               $807

Shareholders' equity                                                 52,025             48,817
                                                                     ------             ------

                 Total liabilities and shareholders' equity         $53,651            $49,624
                                                                    =======            =======



Condensed Statements of Income -
Years ended December 31,                                                    1998             1997               1996

Operating income
      Dividends from Peoples                                              $1,621             $1,395            $1,186
      Other operating income                                                 223                263               292
                                                                             ---                ---               ---

             Total operating income                                        1,844              1,658             1,478

Operating expenses                                                            42                 41                59
                                                                              --                 --                --

Income before income tax benefit and equity
in undistributed income of Peoples                                         1,802              1,617             1,419
Income tax expense                                                            44                 38                20
                                                                              --                 --                --

Income before equity in undistributed
income of Peoples                                                          1,758              1,579             1,399
Equity in undistributed income of Peoples                                  4,649              4,699             4,010
                                                                           -----              -----             -----

Net income                                                                $6,407             $6,278            $5,409
                                                                          ======             ======            ======


Condensed Statements of Cash Flows -
Years ended December 31,                                                   1998              1997               1996

Cash flows from operating activities
     Net income                                                           $6,407             $6,278            $5,409
     Adjustments to reconcile net income to net
         cash from operating activities:
            Equity in undistributed income of Peoples                     (4,649)            (4,699)           (4,010)
            Net amortization on securities                                   32                  57                83
            Change in other assets                                        (1,046)              (507)              (13)
            Change in other liabilities                                      818                254               236
                                                                             ---                ---               ---

                Net cash from operating activities                         1,562              1,383             1,705

Cash flows from investing activities
      Sales and maturities of available-for-sale
         securities                                                        1,230              1,075             2,750
                                                                           -----              -----             -----

            Net cash from investing activities                            1,230                1075             2,750

Cash flows from financing activities
     Dividends paid                                                       (1,619)            (1,396)           (1,185)
     Redemption of shares                                                 (1,747)            (1,743)             (559)
     Proceeds from exercise of stock options                                   45                  -                 -
                                                                               --                  -                 -

          Net cash from financing activities                              (3,321)            (3,139)           (1,744)
          ----------------------------------                              -------            -------           -------

Net change in cash                                                          (529)             (681)             2,711
Cash at beginning of year                                                  2,604              3,285                574
                                                                           -----              -----                ---

Cash at end of year                                                       $2,075             $2,604            $3,285
                                                                          ======             ======            ======

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                    1998     1997     1996
                                                   -----    -----    -----

     Unrealized holding gains and losses on
       available-for-sale securities               $ 235    $ 494    $  16
     Less reclassification adjustments for gains
       and losses later recognized in income         (47)      50       63
                                                   -----    -----    -----
     Net unrealized gains and losses                 188      544       79
     Tax effect                                      (66)    (215)     (31)
                                                   -----    -----    -----

Other comprehensive income                         $ 122    $ 329    $  48
                                                   =====    =====    =====

NOTE 16 - SEGMENT INFORMATION

Peoples operates three principal segments, determined by the products and services offered and the customers served. These three segments are Commercial Banking, Retail Banking, and Mortgage Banking. Commercial Banking derives its revenues from lending to middle market businesses, generally in the Indianapolis metropolitan area. Retail Banking derives its revenues from lending to small business customers, lending to retail households primarily through home equity loans, and depository services provided to both business and retail households. Mortgage banking derives its revenues from the origination, sale, and servicing and of residential real estate loans. Other activities not included in one of these three principal segments include Trust and Investment Management services. Segment performance is evaluated using net interest income. Net interest income is determined for assets as the difference between the actual interest income and an estimate of the cost of funding the asset as of the date that the asset last repriced. Likewise, net interest income for deposits is determined as the difference between the actual interest expense and an estimate of the rate at which those deposits might have been invested on the date that the deposit last repriced. Provision expense for each segment is based on historical charge-off experience across the banking industry. A portion of the provision is not allocated to any segment. Non-interest income measures actual service charges and fees earned on customer relationships for each segment. Indirect expenses are allocated to lines of business based on various methodologies. The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes are assessed to each segment at 40% of pre-tax profit. Equity is allocated based on regulatory requirements and on the perceived risk of each business unit. Items not allocated to any segment are presented in the "other" column. Assets not allocated are primarily securities. Income and expense not allocated include interest income/expense related to these assets, unallocated provision expense and the related tax benefit, and the tax benefits associated with other tax advantaged investments in low income housing partnerships. Unallocated net interest income includes income received on municipals bonds, which was not accounted for on a fully taxable equivalent basis for internal accounting purposes. For 1998, unallocated net interest income also included the amortized expenses associated with the origination of consumer loans in prior periods. FAS 91 is not used for internal accounting purposes. Unallocated net interest income also includes the effects of allocating funding expense against loans and interest income against actual deposit expense. If the net of these effects is negative, it suggests that the costs allocated to fund actual loans exceed the costs allocated against actual deposits, which would be associated with the balance sheet of a bank which has more short-term deposits and long-term assets. Unallocated "other revenue" in 1996 and 1997 was primarily attributable to the expense associated with write-downs on low income housing partnerships which offset the tax benefits obtained. These expenses were reclassified as an expense for 1998. Information reported internally for performance assessment follows.


1998                           Commercial     Retail     Mortgage      Total
                                Banking      Banking     Banking      Segments
                                -------      -------    ---------     --------

Net Interest Income               8,054       14,442      2,604        25,100
Other Revenue                        12        3,890        699         4,601
Noncash Items:
   Depreciation                      30          502         46           578
   Provision for Loan Losses        855          298         99         1,252
   Net Gain on Loan Sale             --           --        389           389
Income Tax Expense                1,858        2,220        919         4,997
Segment Profit                    2,921        3,384      1,400         7,705
Segment Assets                  221,292      155,021    102,255       478,568

                               Reportable      Other                Consolidated
                                Segments      Segments    Other       Totals

Net Interest Income              25,100          254       (401)       24,953
Other Revenue                     4,601        2,432        (52)        6,981
Provision for Loan Losses         1,252           --      2,248         3,500
Net Gain on Loan Sale               389           --         --           389
Income Tax Expense                4,997          205     (2,203)        2,999
Profit                            7,705          311     (1,609)        6,407
Assets                          478,568        1,794    154,143       634,505


1997                           Commercial     Retail     Mortgage      Total
                                Banking      Banking     Banking      Segments
                                -------      -------    ---------     --------

Net Interest Income              7,494        11,811      1,909        21,214
Other Revenue                       18         3,681        726         4,425
Noncash Items:
   Depreciation                     41           333         64           438
   Provision for Loan Losses       801           112         86           999
   Net Gain on Loan Sale            --            --        117           117
Income Tax Expense               1,721         2,024        523         4,268
Segment Profit                   2,722         3,083        796         6,601
Segment Assets                 190,372       131,773     97,953       420,098

                               Reportable      Other                Consolidated
                                Segments      Segments    Other       Totals

Net Interest Income             21,214           210        186        21,610
Other Revenue                    4,425         1,731       (203)        5,953
Provision for Loan Losses          999            --        801         1,800
Net Gain on Loan Sale              117            --         --           117
Income Tax Expense               4,268            21     (1,273)        3,016
Profit                           6,601            32       (355)        6,278
Assets                         420,098         1,353    177,025       598,476


1996                           Commercial     Retail     Mortgage      Total
                                Banking      Banking     Banking      Segments
                                -------      -------    ---------     --------

Net Interest Income              6,169        10,136      1,958        18,263
Other Revenue                       22         3,278      1,010         4,310
Noncash Items:
   Depreciation                     44           386         73           503
   Provision for Loan Losses       449           264         78           791
   Net Gain on Loan Sale            --            --        313           313
Income Tax Expense               1,492         1,308        360         3,160
Segment Profit                   2,389         1,990        545         4,924
Segment Assets                 148,743       103,955     75,426       356,761

                               Reportable      Other                Consolidated
                                Segments      Segments    Other       Totals
                                --------     ---------    -----     ------------
Net Interest Income              18,263         209         (265)      18,207
Other Revenue                     4,310       1,342         (215)       5,437
Provision for Loan Losses           791          --          334        1,125
Net Gain on Loan Sale               313          --           --          313
Income Tax Expense                3,160         167       (1,011)       2,316
Profit                            4,924         252          233        5,409
Assets                          356,761         762      113,955      471,478

Amounts included in the "other" column are as follows.

Net Interest Income
                          1998     1997     1996
                         -----    -----    -----
 Investment Portfolio    $ 702    $ 548    $ 417
Amortized Fees on Loan
    Originations          (251)     (91)      --
Other                     (852)    (271)    (682)
                         -----    -----    -----
                         $(401)   $ 186    $(265)
                         =====    =====    =====

Income Tax Expense

Tax Benefit on State &
    Municipal Securities    $   (93)   $  (114)   $  (126)
Tax Benefit on Low Income
Housing Partnerships           (588)      (245)       (52)
Other                        (1,522)      (914)      (833)
                            -------    -------    -------
                            $(2,203)   $(1,273)   $(1,011)
                            =======    =======    =======

Profit
    Unallocated Provision for Loan
       Losses                        $(1,343)   $  (433)   $  (318)
    Other                               (266)        78        551
                                     -------    -------    -------
                                     $(1,609)   $  (355)   $   233
                                     =======    =======    =======

Assets
Parent Company                      $  3,253   $  3,533   $  4,164
Securities and Federal Funds Sold    135,392    150,986     95,594
Non-Earning Assets                    15,498     22,506     14,197
                                    --------   --------   --------
                                    $154,143   $177,025   $113,955
                                    ========   ========   ========




                                    PART III

Item 10.        Directors and Executive Officers of the Registrant


The directors and executive officers of the Company, their respective ages at March 1, 1999 and their respective positions with the Company and Peoples are listed below:


Name                               Age             Position*
William E. McWhirter               48         Director, Chairman of the Board and Chief Executive
                                                 Officer of the Company and Peoples
Gerald R. Francis                  55         Director,  President  and  Chief  Operating  Officer  of  the Company and Peoples
Charles R. Farber                  49         Director, Executive Vice President of the Company and Peoples
Robert B. Hirschman, D.D.S.        64         Director
Ethan Jackson                      62         Director
David W. Knall                     54         Director
Mary Ellen Rodgers                 46         Director
Stephen R. West                    67         Director
Darell E, Zink, Jr.                52         Director
C. William Butcher                 34         Senior Vice President, Retail Banking for Peoples
Stephen J. Beck                    54         Senior Vice  President,  Senior  Commercial  Lender of Peoples
Robert R. Connors                  49         Senior Vice  President,  Director of Operations  and Cashier of Peoples
Thomas J. Flynn                    52         Senior Vice President, Senior Commercial Real Estate Lender for Peoples
Charles R. Hageboeck               36         Senior  Vice  President  and  CFO of the  Company  and Peoples
John S. Loeber                     54         Senior Vice President, Senior Credit Officer of Peoples
Craig G. Stilwell                  43         Senior Vice President, Director of Sales & Marketing of Peoples
Terry L. Young                     52         Senior Vice President, Senior Trust Officer of Peoples


Effective February 26, 1999, Senior Vice President Elliot Lese retired from Peoples. Mr. Lese had served Peoples as the Senior Credit Officer until 1998. During 1998, Mr. Lese assisted with the transition of duties of the Senior Credit Officer to Mr. Loeber.

Mr. Mac McWhirter became Chairman of the Board of the Company and Peoples in April 1997. He has been Chief Executive Officer of the Company since its formation in 1986. He has served Peoples in various capacities since 1969, including the position of President from 1984 to 1997. Mr. McWhirter is also Chairman of Peoples Building Corporation and Peoples Investment Services, Inc., and serves on the Board of PIC, Ltd. In addition to serving on the Board of Directors of Peoples and the Company, Mr. McWhirter serves on all committees of the Board, except the Board Related Affairs Committee and the Audit Committee, described below. He is Chairman of the Investment Committee. Mr. McWhirter is currently servicing as Vice-Chairman of the Indiana Bankers Association. Mr.
McWhirter serves as a director of the United Way of Central Indiana, the Salvation Army, St. Vincent Hospital Foundation, Crossroads Rehabilitation Center, Goodwill Industries Foundation, and the Kiwanis Club of Indianapolis Foundation. Mr. McWhirter is Past President of the Kiwanis Club of Indianapolis, Past Treasurer of the United Way of Central Indiana and Past Director and Treasurer of the Community Bankers Association of Indiana. Mr. McWhirter is a member of Tabernacle Presbyterian Church and the Young Presidents Organization.

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

Mr. Farber joined Peoples in 1972. He is Executive Vice President in charge of the Commercial Services of the Company. He is a member of the Board of Directors of the Company and Peoples and serves on the Loan Committee and the Asset/Liability Management Committee.

Dr. Hirschman has served on the Board of Directors since 1967. In 1991, he retired from a thirty-year practice as an orthodontist in the Indianapolis area.

Mr. Jackson joined the Company's Board of Directors in 1998. Mr. Jackson is Chairman and CEO of Basic American Financial, Inc. He is the founder and Chairman of Indiana Sports Outreach, Inc., and Chairman of the Ethan and Joyce Jackson Foundation. He is a member of the International Public Affairs Center in Brussels, Belgium. He serves on the Board of Directors for Unisurge Holdings, Inc. of Atlanta, Georgia; Tier 4 Partners of Bloomington, Indiana; and Master Golf, Inc. of Scottsdale, Arizona. He serves the Company as a member of the Audit Committee and Board Related Affairs Committee.

Mr. Knall is Senior Managing Director of McDonald Investments, Inc., a KeyCorp Company. He joined McDonald in 1969; in 1975 was elected a General Partner; and in 1983, upon that firm's initial public offering, became a Managing Director and was appointed to the Board of Directors. Prior to joining McDonald, Mr. Knall was a First Lieutenant in the United States Army. He is a member of the Indianapolis Society of Securities Analysts and holds directorship with Indianapolis Zoological Foundation, T.M. Englehart, Regenstrief Institute, Goodwill Industries Foundation and the Indianapolis Public Library Foundation. He is also a trustee of the Indianapolis Museum of Art, Wabash College, the Christian Theological Seminary and is a member of the Board of Arbitrators of the National Association of Securities Dealers (NASD). Mr. Knall joined People's Board of Directors in 1991.

Ms. Rodgers currently serves as a consultant to American Home Patient, Inc. ("AHOM"), a diversified home health care company based in Brentwood, Tennessee. She had served as Senior Vice President, Chief Financial Officer and Secretary of AHOM from April 1996 to December 1998. From 1981 through 1995 Ms. Rodgers was employed with Eli Lilly in various financial capacities. She had been Controller of Lilly Research Laboratories, Assistant Treasurer of Eli Lilly and Company, and Treasurer of Lilly International Corporation and was Controllor for the Information Technology Division just prior to departure from Lilly. She joined the Board of Directors in 1991, currently chairs the Asset/Liability Management Committee, and serves on the Investment Policy Committee of Peoples.

Mr. West has been on the Board of Directors since 1984 and currently chairs the Corporation's Audit Committee. During the past ten years, he has served as the President and Treasurer of West Baking, Inc., Indianapolis, Indiana. From 1957 to 1987, he was an officer of West Baking Company, Inc., and served as vice president and treasurer from 1960 until its sale in 1987. He continued with this company's subsidiary, Dunes Transport, Inc., as vice president and treasurer until its liquidation in 1990. In addition, from 1972 to 1995, he was a six-term elected member of the Indianapolis City-County Council. Since 1996, Mr. West has been appointed as trustee of Indiana Health and Hospital Corporation of Marion County.

Mr. Zink joined the Company's Board of Directors in 1998. Mr. Zink is currently Executive Vice-President and Chief Financial Officer of Duke Realty Investments, Inc. where he is also a Director. In addition, Mr. Zink is a director of the Indianapolis Chamber of Commerce and the Corporate Community Council, and the CICOA Operating Board. He is Chairman of the Pleasant Run Foundation, the CICOA Foundation, and the Park Tudor Endowment. In addition, he is past President of the Park Tudor School Board of Trust. Mr. Zink holds an MBA from the University of Hawaii and a J.D. from Indiana University. Mr. Zink serves the Company as a member of the Trust Policy Committee and the Pension and Retirement Committee.

Mr. Beck joined Peoples Bank Corporation in September 1997 as Senior Vice President of Commercial Lending. Prior to joining Peoples, Mr. Beck served as Senior Vice President-Marketing for First of America Bank from April 1996 to September 1997, and as Senior Vice President-Commercial Banking for Huntington Bank from April 1986 to April 1996. He is a founder of the Indiana Statewide Certified Development Corp., where he is currently on the Board of Directors. He is also a founder and Board Member of the Venture Club of Indiana, Inc. Mr. Beck is a director for the Indiana State Chamber of Commerce Small Business, the Indianapolis Small Business Development Center, and The Midwest Entrepreneurial Education Center, Star Alliance, Inc.. He currently serves as Chairman of the Board of Directors of the U.S. Small Business Administration - Indiana Advisory Council.

Mr. Butcher joined Peoples Bank Corporation in February 1998 as Senior Vice-President of Retail Banking. Prior to joining Peoples, Mr. Butcher was a Vice-President with Bank One of Cincinnati from November, 1988 to January, 1998. He holds an M.B.A. from Indiana University. He serves Peoples Bank Corporation as a member of the Asset/Liability Management Committee, and the Product Pricing Committee.

Mr. Connors has served as Senior Vice President and Director of Operations since he came to Peoples in 1984. He has 28 years of banking experience which includes 13 years with the Federal Reserve. His last position with the Federal Reserve was that of Regional Manager for the Indianapolis office. Mr. Connors is Chairman of the Research and Development Committee and the Technology Maximization Group. Mr. Connors is currently on the Executive Committee of the Comprehensive Banking System Users Group, a computer software users group which consists of over 100 financial institutions around the world.

Mr. Flynn joined Peoples Bank Corporation in September 1997 as Senior Vice President of Commercial Real Estate Lending. Prior to joining Peoples, Mr. Flynn was Senior Vice-President and Manager of the Commercial Real Estate Division for Bank One Cincinnati from September, 1991 until August, 1997. He is a former member of the advisory Board, College of Real Estate, University of Cincinnati .

Mr. Hageboeck has been CFO of the Company and Peoples since 1995. He is also Secretary to the Board of Directors for the Company and Peoples. Mr. Hageboeck was formerly the Chairman of the Asset/Liability Committee for NBD Bank, N.A. in Indiana, as well as manager of that bank's funding and ALCO departments. Mr. Hageboeck also serves the Company on the Asset/Liability Management Committee, Investment Committee, Product and Pricing Committee, and the Board of Directors of Peoples Building Corporation, Peoples Investment Services, Inc., and PIC, Ltd.. Mr. Hageboeck holds a Ph.D. in Economics at Indiana University. Mr. Hageboeck serves on the Board of Directors of the Indianapolis Arts Council and on the faculty of the American Bankers Association Graduate School of Bank Investments and Financial Management.

Mr. Loeber joined the Company in May, 1998 as the Chief Credit Officer. Prior to joining the Company, Mr. Loeber was employed by First Union National Bank and its predecessor Signet Bank, Baltimore Maryland as the Executive Vice-President of the Secured Lending Division between 1992 and 1998. Between 1990 and 1992, Mr. Loeber served as Executive Vice President responsible for Risk Management at First American Metro Corporation, McLean, Virginia (now First Union). Between 1976 and 1990, Mr. Loeber served as Senior Vice President at Fleet National Bank, Providence, Rhode Island, where he held various positions of responsibility including Commercial and Retail Banking. Before joining Fleet Bank, Mr. Loeber served as a commercial lender at Citizens & Southern National Bank, Atlanta, Georgia (now BankAmerica) from 1974 to 1976.

Mr. Stilwell has been Senior Vice President, Director of Marketing for Peoples since 1988. He first came to Peoples in September, 1978. During his 20 years with Peoples, Mr. Stilwell has been the Assistant Cashier, a branch manager and the Director of Marketing, a position he has held since 1984. Mr. Stilwell currently serves as Chairman of the Product and Pricing Committee and the CRA Committee and as Secretary of the Compliance Council. He also serves on the Asset/Liability Management Committee and the Board of Directors of Peoples Investment Services, Inc. Mr. Stilwell is a member of the Indiana Chapter of the Bank Marketing Association and is a board member of the Community Bankers Association Insurance Agency and the Indiana Communities for Drug Free Youth.

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

Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were complied with.

Item 11.        Executive Compensation.

The following table sets forth, for the years ended December 31, 1996, 1997, and 1998, information with respect to William E. McWhirter, Gerald R. Francis, Charles R. Farber, Thomas J. Flynn and Stephen J. Beck, the five highest paid executive officers of the Company whose aggregate compensation and bonus from Peoples exceeded $100,000:


                                                                          Annual Compensation

Name and                                                                                   Long-Term
Principal Position                                                                        Compensation
                                                                                     Securities Underlying       All Other
                                        Year         Salary(1)        Bonus(2)         Option Awards(#)       Compensation(3)
Mac McWhirter.......................    1998         $247,538         $86,400                     0               $5,163
        Chairman and CEO............    1997          212,519          86,800                     0                3,499
         ...........................    1996          186,673          74,632             32,260(4)                  500

Gerald R. Francis...................    1998         $205,077         $70,600                     0                $4,435
        President and ..............    1997          167,363          74,000             66,000(5)                 1,260
        Chief Operating Officer.....    1996          101,077          39,776             20,000(6)                 3,700

Charles R. Farber...................    1998         $136,404         $44,300                495(7)              $   235
        Executive Vice President....    1997          125,143          49,000                     0                1,752
        ............................    1996          113,779          40,824             20,000(6)                  500

Thomas J. Flynn.....................    1998         $116,770         $55,500                444(7)              $13,927(9)
         Senior Vice President......    1997           33,000         $11,000              4,400(8)              $ 8,946(9)

Stephen J. Beck.....................    1998         $116,770         $12,000                444(7)              $ 2,179
         Senior Vice President......    1997           31,731         $10,789              4,400(8)              $15,574(10)

     (1) Salary figures shown above for 1998 include directors' fees of $4,500 for each of Mr. McWhirter, Mr. Farber, and Mr. Francis, and amounts deferred at the election of the respective officers pursuant to Peoples' Deferred Compensation Plan, more fully described below, for the year in which earned. Peoples pays its employees on a bi-weekly schedule. During 1998, there were 27 pay periods as compared to 26 pay periods in each of the prior two years. For fiscal year 1997, Mr. Francis deferred his bonus of $74,000 earned for performance during 1997 and paid in 1998. Mr. Flynn elected to defer $18,000 of his bonus earned for performance in 1998 and paid in 1999.

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

     (3) Includes 401(k) matching contributions for Mr. McWhirter, Mr. Farber, Mr. Francis, Mr.Flynn and Mr. Beck.

     (4) Mr. McWhirter's incentive stock option for 7,308 shares and his non-qualified stock option for 24,952 shares were granted in March 1996 and became exercisable in September 1996.

     (5) In April, 1997, Mr. Francis was granted stock options for 66,000 shares in three installments. The first installment for 20,000 shares became exercisable in October, 1997 upon the attainment of a $30 share price for 20 consecutive days. The second installment for 22,000 shares became exercisable in January, 1998 upon the attainment of a $35 share price for 20 consecutive days. The third installment for 24,000 shares will become exercisable only upon the attainment of a $40 share price for 20 consecutive days. As of March 12, 1999 the third installment had not become exercisable. In 1997, the Company granted Mr. Francis a free-standing stock appreciation award, the value of which is based on 60% of the value of the difference between the fair market value of the shares subject to the award at the time of exercise and a base price of $22.63 per share. The stock appreciation award is granted in three spearate installments which vest and become exercisable upon the achievement of certain stock price appreciation levels that correspond to the exercisability triggers for Mr. Francis' non-qualified stock option installments awarded in April, 1997. The term of the award is 10 years. The first installment became exercisable in October, 1997 upon the attainment of a $30 per share price for 20 consecutive days. The second installment became exercisable in January, 1998 upon the attainment of a $35 share price for 20 consecutive days. The third installment will become exercisable only upon the attainment of a $40 share price for 20 consecutive days. As of March 12, 1999 the third installment had not become exercisable.

     (6) Mr. Farber and Mr. Francis were granted stock options for an aggregate of 20,000 shares each in January 1996, which options became exercisable in three installments. The first installment for 6,666 shares became exercisable on December 1, 1996, the second installment for 6,666 shares on December 1, 1997, and the third installment for 6,668 shares January 1, 1998.

     (7)  Incentive   stock  options  granted  in  February  1998  which  become exercisable in three equal installments in February 2000, 2002, and 2004.

     (8) Incentive stock options awarded in September 1997 as part of a hiring package for Mr. Flynn and Mr. Beck, which options become exercisable in equal installments in September 1999, 2001, 2003.

     (9) Mr. Flynn received a sign-on bonus of $5,000 in September of 1997 and $10,000 in January of 1998. In addition, the Company paid Mr. Flynn additional amounts of $2,910 and $962 during 1997 and 1998, respectively, for certain temporary housing expenses.

     (10) A sign-on bonus was granted in September 1997 to Mr. Beck in the amount of $15,000.


The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1998 to the executive officers identified in the compensation table (the "Named Executive Officers").

           Stock Option Grants in Fiscal Year Ended December 31, 1998


                                Individual Grants

                                                   % of Total
                            Securities Un-     Options Granted     Exercise or                             Value Using
                           derlying Options    to Employees in      Base Price          Expiration       Option Pricing
          Name               Granted (#)      Fiscal Year 1996        ($/Sh)              Date             Model (1)
          ----               -----------      ----------------        ------              ----             ---------

         Charles R. Farber          495              3.97%             $39.63           2/25/08           $15.86/share
         Thomas J. Flynn            444              3.56%             $39.63           2/25/08           $15.86/share
         Stephen J. Beck            444              3.56%             $39.63           2/25/08           $15.86/share


            (1) Options are valued at the date of grant using a standard option pricing model. The value of the options represents value on the date of grant based on the underlying stock price, its expected volatility, the length of the options, the dividend rate, and the risk-free rate of return at the time of the grant. The value of the options was computed using a volatility of .22, a dividend yield of 1.38%, a term of 10 years, and a risk-free rate of return of 5.73%.

The following table sets forth certain information regarding the total number of stock options held by each of the Named Executive Officers, and the aggregate value of such stock options, as of December 31, 1998. None of such stock options had been exercised as of such date.

       Aggregated Option Exercises in Fiscal Year Ended December 31, 1998
                        and Fiscal Year-End Option Values


                                                         Number of Securities Underlying        Value of In-the-Money
                        Shares                                  Unexcercised Options            Unexercised Options at
                     Acquired on        Value Realized           at Fiscal Year-End             Fiscal Year-End ($)(5)
Name                  Exercise (#)          ($)             Exercisable    Unexercisable    Exercisable    Unexercisable
----    ---------------------------------------             -------------------------------------------------------------

Mac McWhirter              ---              ---               32,260(1)             0            $686,517        ---
Charles R. Farber          ---              ---               20,000(2)           495            $431,250        ---
Gerald Francis             ---              ---               62,000(3)        24,000(3)         $892,750   $272,880
Thomas J. Flynn            ---              ---                    0(4)         4,844(4)              ---   $ 34,925
Steven J. Beck             ---              ---                    0(4)         4,844(4)              ---   $ 34,925


     (1) Mr. McWhirter's incentive stock option for 7,308 shares and his non-qualified stock option for 24,952 shares were granted in March 1996 and became exercisable in September 1996.


     (2) Mr. Farber and Mr. Francis were granted stock options for an aggregate of 20,000 shares each in January 1996, which options became exercisable in three installments. The first installment for 6,666 shares became exercisable on December 1, 1996, the second installment for 6,666 on December 1, 1997, and the third installment for 6,668 shares January 1, 1998. Mr. Farber was also granted stock options for 495 shares in 1998.

     (3) In April 1997, Mr. Francis was granted stock options for 66,000 shares in three installments. The first installment for 20,000 shares became exercisable in October 1997 upon the attainment of a $30 share price for 20 consecutive days. The second installment for 22,000 shares became exercisable in January 1998 upon the attainment of a $35 share price for 20 consecutive days. The third installment for 24,000 shares will become exercisable only upon the attainment of a $40 share price for 20 consecutive days. As of March 12, 1999 the third installment has not become exercisable.

     (4) Incentive stock options for 4,400 shares each were granted to Mr. Flynn and Mr. Beck in September 1997 and become exercisable in three equal installments in September 1999, September 2001, and September 2003. Additionally, each Mr. Beck and Mr. Flynn were awarded options for 444 shares in February 1998, which options are exercisable in three equal installments in February of 2000, 2002, and 2004.

     (5) Based on the fair market value for the Nonvoting Common Shares on the last business day of the fiscal year ended December 31, 1998, which was $34 per share.

Stock Appreciation Award. In 1997, the Company granted to Mr. Francis a free-standing stock appreciation award, the value of which is based on 60% of the value of the difference between the fair market value of the shares subject to the award at the time of exercise and a base price of $22.63 per share. The stock appreciation award is granted in three separate installments which vest and become exercisable upon the achievement of certain stock price appreciation levels that correspond to the exercisability triggers for Mr. Francis' non-qualified stock option installments awarded in April, 1997. The term of the award is 10 years, and the timing of exercise is generally at Mr. Francis' discretion once an installment has become exercisable. Upon a Change of Control, as defined in the plan, the stock appreciation award becomes immediately exercisable in its entirety. In addition, the first installment becomes immediately exercisable in its entirety if Mr. Francis' employment with Peoples is terminated without Cause or with Good Reason, as defined in Peoples' employment agreement with Mr. Francis dated as of April 17, 1997. The first installment expires and is terminated on the date thirty days following termination of Mr. Francis' employment for any reason other than retirement, disability, or death. In the event of retirement, disability or death, there are various periods of exerciability for the first installment that are triggered immediately upon Mr. Francis' termination of employment for any reason or cause if those installments are not then exercisable. The Company accrues its current obligation under the plan. Through 1998, the Company accrued and expensed a total of $338,000 related to the plan. During 1999, the Company anticipates an accrual of $300,000 related to this plan.

Stock Option Plan. The Company's Board of Directors has adopted the Peoples Bank Corporation of Indianapolis Stock Option Plan (the "1996 Plan") effective January 1, 1996. The Plan was approved by the shareholders of the Company at the annual meeting in April, 1996. During 1998, the Company's Board of Directors adopted the Peoples Bank Corporation of Indianapolis 1998 Stock Option Plan (the "1998 Plan") effective January 1, 1998. The 1998 Plan was approved the the shareholders of the Company at the annual meeting in April, 1998. The purpose of the Plans is to provide to officers and other key employees of the Company and Peoples a favorable opportunity to acquire Nonvoting Common Shares, thereby providing them with an increased incentive to work for the success of the Company and Peoples and better enabling each such entity to attract and retain capable executive personnel.

Each of the Plans authorizes the granting of both incentive stock options and non-qualified stock options to officers and other key employees of the Company and its subsidiaries by a committee of disinterested directors, which is currently the Board Related Affairs Committee ("BRAC"). However, the 1998 Plan contains special provisions authorizing the full Board of Directors to make grants on certain occasions and for a special committee to grant options of less than 1,000 shares to officers who are not subject to Section 16 of the 1934 Act. Stock options granted under the Plans will be exercisable at such times (not after ten years and one day from the date of grant) and at such exercise prices (not less than 85% of the fair market value per share of the Nonvoting Common Shares at date of grant) as the BRAC determines and will, except in limited circumstances, terminate if the grantee's employment terminates prior to exercise. A total of 200,000 Nonvoting Common Shares have been reserved for issuance under the 1996 Plan, of which options for 196,597 Nonvoting Common Shares had been granted to officers and key employees through December 31, 1998. A total of 50,000 Nonvoting Common Shares have been reserved for issuance under the 1998 Plan, of which no options had been granted through December 31, 1998. The Board of Directors has adopted an amendment to the 1998 Plan in order to increase the number of Nonvoting Common Shares that are reserved for issuance thereunder to 100,000 shares, and has recommended this amendment to the shareholders for approval at the annual meeting to be held in April, 1999.

During 1998, the BRAC granted an aggregate of 12,455 options to purchase Nonvoting Common Shares to members of the senior management team, with expiration dates ranging from 2/25/00 through 5/19/06, and at exercise prices ranging from $34.50 to $39.63 per share. Charles R. Farber was awarded incentive stock options for 495 shares, and Mr. Beck and Mr.
Flynn were each awarded options for 444 shares.

Other senior officers received options totaling 11,072, collectively, all of which are incentive stock options. Such options generally become exercisable in installments over a period of years ranging from 2000 to 2006.

Consulting Agreement. Felix T. McWhirter entered into a consulting agreement with Peoples on January 15, 1987 for a ten- year term to allow him to serve as a consultant upon the termination of his full-time active employment on that date. Mr. Felix T. McWhirter's obligations with Peoples were completed as of January 15, 1997. The terms of his consulting agreement called for payments during the remainder of his life. Mr. McWhirter currently receives $8,392 monthly, subject to the following adjustments: (i) a ten percent reduction every five years, and
(ii) an annual adjustment to reflect cost-of-living increases. In the event of his death, Mr. McWhirter's surviving spouse is entitled to the payments for the remainder of her life.

Compensation of Directors. All directors of the Company receive a retainer fee of $4,500 per year. Additionally, outside directors receive a fee of $450 per board or committee meeting. Board members are also eligible to receive bonuses pursuant to the Board and Senior Management Profit Sharing Plan, further discussed below. Pursuant to Peoples' Deferred Compensation Plan, as amended and restated, directors may participate in such plan and, in accordance with its terms, defer payment of any portion of their directors' fees until the termination of their service on the Board of Directors.

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

The Directors Plan provides for the granting of non-qualified stock options to Outside Directors. A total of 20,000 Nonvoting Common Shares have been reserved for issuance under the Directors Plan, of which options for 6,356 Nonvoting Common Shares have been granted to seven Outside Directors to date. Stock options granted under the Plan are exercisable for a period beginning on the date of grant and ending on the day immediately following the tenth year anniversary of the date of grant, and at an exercise price equal to the fair market value per share of the Nonvoting Common Shares on the date of grant. The Directors Plan provides that, on each April 1 thereafter while there are still shares reserved under the Directors Plan for which options have not been granted, the Company will grant to each Outside Director who is serving as a director of the Company on such grant date a non-qualified option to purchase a number of Nonvoting Common Shares pursuant to a formula based on directors' fees.

Deferred Compensation Plan. Pursuant to Peoples' Deferred Compensation Plan, selected employees are given the opportunity to defer irrevocably the receipt of income in anticipation of future benefits to be received at least 5 years in the future. The benefits payable under the plan are to be paid from Peoples' general assets. The plan has been amended to allow participants to elect to invest a portion of their deferred benefits for a given plan year at a fixed rate of return or at a rate of return tied to the adjusted S&P 500 Index for such year. Peoples maintains insurance policies on the lives of Mac McWhirter, Charles R. Farber, Gerald R. Francis, Thomas J. Flynn, and all other plan participants to provide for eventual payment of their deferred benefits. Peoples is the sole owner and beneficiary of these policies. Peoples has the right to amend or terminate the plan at any time.

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

401(k) Plan. Employees who have attained age 21 are entitled to participate in the 401(k) Profit Sharing Plan. The Plan was initiated in 1993. Under the plan, Peoples makes a matching contribution of 50% of each participating employee contribution up to the first 6% of compensation. Vested portions of the benefits under the 401(k) Plan are payable upon the employee's retirement, death, disability or other termination of employment. In late 1995, Peoples amended the 401(k) Plan to permit participants to direct the investment of their plan account balances in Nonvoting Common Shares.

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

                                       Years of Service

                       10         20          30         40         50
                       --         --          --         --         --

Remuneration
$100,000...........  $20,000    $40,000     $60,000    $80,000   $100,000
120,000............   24,000     48,000      72,000     96,000    120,000
140,000............   28,000     56,000      84,000    112,000    140,000
160,000............   32,000     64,000      96,000    128,000    160,000
180,000............   36,000     72,000     108,000    144,000    180,000
200,000............   40,000     80,000     120,000    160,000    200,000

Annual compensation of Mr. McWhirter, Mr. Francis, Mr. Farber, Mr. Flynn, and Mr. Beck covered by the Pension Plan is the same as their salary compensation illustrated in the Annual Compensation Table (excluding directors fees). Benefits are payable as a monthly life annuity and are not subject to deduction for Social Security or other offset. The years of service credited to Mr. McWhirter, Mr. Francis, Mr. Farber, Mr. Flynn, and Mr. Beck under the Pension Plan as of December 31, 1998 were 25.50, 2.92, 26.33, 1.624, and 1.6 respectively.

SERP. Peoples has adopted a Supplemental Executive Retirement Plan ("SERP") which supplements the amount of benefits otherwise available to Mr. McWhirter, Mr. Farber, and Mr. Francis under the Pension Plan upon their retirement. Annual SERP benefits equal 2% of pay per year subject to the maximum of 75% of the executive's average annual compensation in the three highest years with Peoples, less the executive's annual benefit payable (i) on a single life basis under the Pension Plan and (ii) under Social Security. Only Mr. McWhirter, Mr. Farber, and Mr. Francis are SERP participants at this time, but additional key executives may be added by the Board of Directors.

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

Split Dollar Insurance Agreements. Peoples has entered into a Split-Dollar Insurance Agreement with each of Mr. McWhirter, Mr. Francis and Mr. Farber as an inducement to each of them to continue his employment with Peoples by assisting him with personal life insurance needs. Each of these agreements provides that Peoples is the owner of the life insurance policy subject to agreement and pays all premiums with respect thereto. Each agreement provides that the death benefits payable under the terms of the policy entitle the employee to the lesser of a certain dollar threshold or the total death benefits then available under the policy, and entitle the bank to receive the death benefits, if any, in excess of the designated threshold. The threshold amount of benefits in each case is $250,000 for each of Mr. Francis and Mr. Farber, and $600,000 for Mr. McWhirter.

Compensation Committee Interlocks and Insider Participation. The Board Related Affairs Committee of the Board of Directors served as the board's compensation committee during fiscal 1998. There are no interlocks between the Company's or Peoples' boards of directors or compensation committee, on the one hand, and those of any other company, on the other hand.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Shares by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Voting Common Shares
(ii) each director and executive officer named in the executive compensation table, and (iii) all executive officers and directors of the Company as a group as of March 12, 1999. Except as otherwise indicated, based on information furnished by such owners, the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.





                                              Voting Common Shares                   Nonvoting Common
Name and Address                              Beneficially Owned                     Shares Beneficially Owned
of Beneficial Owner                           and Percentage or Class                and Percentage or Class
Steven J. Beck                                       ---                                   694
130 E. Market St.                                                                          (3)
Indianapolis, Indiana 46204

Charles R. Farber                                                                       20,005 (2)
130 East Market Street                                                                     0.7%
Indianapolis, Indiana 46204

Thomas J. Flynn                                      ---                                  3,424 (1)
130 E. Market St.                                                                           0.1%
Indianapolis, Indiana 46204

Gerald R. Francis                                   103                                  94,253 (4)
130 East Market Street                              (3)                                       3.3%
Indianapolis, Indiana 46204

Robert B. Hirschman, D.D.S.                       2,800                                   4,914 (5)
5104 Plantation Drive                               1.1%                                    0.2%
Indianapolis, Indiana 46250

Ethan Jackson                                        ---                                 1,000
6900 South Gray Road                                                                       (3)
Indianapolis, IN 46237

David W. Knall                                       ---                                41,857 (5)
One American Square                                                                        1.5%
Suite 2615
Indianapolis, Indiana 46282

Luella M. Martin                                 24,808     (6)                         107,598    (6)
3738 Bay Road. South Drive                          9.4%                                    3.8%
Indianapolis, Indiana 46240

William E. McWhirter                            169,930     (7)                          34,772    (7)
130 E. Market Street                               64.3%                                    1.2%
Indianapolis, Indiana 46204

Felix T. McWhirter                                 ---                                  544,365    (8)
130 E. Market Street                                                                      19.0%
Indianapolis, Indiana 46204

Mary Ellen Rodgers                                 ---                                    1,714(10)(5)
5272 McGavock Road                                                                          (3)
Brentwood, Tennessee 37027

Evans McWhirter Rust                             26,440     (9)                         338,328    (9)
6917-B East Osborn                                 10.0%                                   11.8%
Scottsdale, Arizona 85251

Stephen R. West                                    ---                                   14,722      (5)
4120 North Illinois Street                                                                  0.5%
Indianapolis, Indiana 46208

Darell E. Zink, Jr.                                ---                                    4,400
8888 Keystone Crossing, Suite 1200                                                          0.2%
Indianapolis, IN 46240

All Directors and Executive                     173,736                                 371,576
Officers, as a group (17 persons)                  65.8%                                   13.0%
(footnotes on next page)


     (1) Included 4,844 shares subject to incentive stock options granted under the 1996 Plan, none of which are currently exercisable.

     (2)  Includes  20,495 shares  subject to incentive  stock  options  granted
          under  the  Company's   1996  Plan,  of  which  20,000  are  currently
          exercisable.

     (3)  Less than 0.1%.

     (4) Includes 86,000 shares subject to incentive stock options granted under the Company's 1996 Plan, of which 62,000 are currently exercisable. Also includes 844 shares held in trusts, of which Mr. Francis is trustee, for the benefit of Mr. Francis' three children.

     (5) Includes 914 shares subject to options granted exerciseable under the Directors Plan.

     (6) Includes 80 Voting Common Shares and 69,128 shares Nonvoting Common Shares held by Peoples as trustee for Luella M. Martin. Also includes 38,470 Nonvoting Common Shares held in trustee by Wesley P. Martin, husband of Luella M. Martin, as trustee.

     (7) Of the Voting Common Shares, 21,148 shares are held by Susan McWhirter, wife of William E. McWhirter. Of the Nonvoting Common Shares, 1,595 shares are held by Mr. McWhirter's three children. Includes 7,308 shares subject to an incentive stock option and 24,952 shares subject to a non-qualified stock option granted under the Company's 1996 Plan, which options are currently exercisable in accordance with their terms.

     (8) Includes 364,000 shares held by Peoples as trustee of the Felix M. McWhirter Trust for Children and Grandchildren. Pursuant to such trust, Felix T. McWhirter holds voting power and shares with Peoples dispositive power with respect to the shares. Also includes 94,094 shares held by Margaret J. McWhirter, Mr. McWhirter's spouse. Includes 872 shares subject to options granted under the Directors Plan.

     (9) All Voting Common Shares and 257,128 Nonvoting Common Shares are held in trust by Evans McWhirter Rust as trustee. Also includes 81,200 shares held by Peoples as trustee, as to which Mr. Rust disclaims beneficial ownership.

     (10) Held jointly with spouse.


Item 13.       Certain Relationships and Related Transactions.

From time to time Peoples makes loans to its directors and significant shareholders. At December 31, 1998, such loans and extensions of credit amounted to approximately $4,173,000. Such loans and all similar loans or advances outstanding during any of the three prior years, were made (i) in the ordinary course of business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collection or present other unfavorable features. Peoples does not generally make any loans to executive officers.

David W. Knall, one of the Company's directors, is a Senior Managing Director of McDonald Investments, Inc., one of the underwriters in the Company's initial public offering. From time to time, the Company and Peoples utilize investment advisory and brokerage services provided by McDonald Investments, Inc.

Darrell E, Zink, Jr., one of the Company's directors, is the Chief Financial Officer of Duke Realty Investments, Inc. ("Duke Realty"). Duke Realty currently serves as the property manager for space leased to Peoples as its Operations Center, and Duke Realty Limited Partnership, of which Duke Realty is the general partner, is the indirect owner of the building where such space is located.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)       List the following documents filed as part of the report:

          Financial Statements -- Included Under Item 8:

          Report of Crowe, Chizek and Company LLP, Independent Auditors

          Consolidated Balance Sheets as of December 31, 1998 and 1997

          Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997, and 1996

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

(b)       Reports on Form 8-K


Registrant filed no reports on Form 8-K during the quarter ending December 31, 1998.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                        By: /s/ William E. McWhirter
                                        ----------------------------------------
                                        William E. McWhirter
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                            Title           Date

(1)  Principal Executive Officer:

By: /s/ William E. McWhirter                  Chairman, Chief)
----------------------------                Executive Officer)
William E. McWhirter                                         )
                                                             )
                                                             )
(2)  Principal Financial/                                    )
Accounting Officer:                                          )
                                                             )
By: /s/ Charles R. Hageboeck                                 )
------------------------              Senior Vice President, )
Charles R. Hageboeck                  Chief Financial Officer)
                                                             )

(3)  A Majority of the                                       )
Board of Directors:                                          )
                                                             )
/s/ Charles R. Farber                                Director)
------------------------                                     )
Charles R. Farber                                            )   March 30, 1999
                                                             )
/s/ Gerald R. Francis                                Director)
------------------------                                     )
Gerald R. Francis                                            )
                                                             )
                                                     Director)
------------------------                                     )
Robert B. Hirschman                                          )
                                                             )
                                                             )
------------------------                                     )
Eathan Jackson                                               )
                                                             )
/s/ David W. Knall                                   Director)
------------------------                                     )
David W. Knall                                               )
                                                             )
/s/ William E. McWhirter                             Director)
------------------------                                     )
William E. McWhirter                                         )
                                                             )
                                                     Director)
------------------------                                     )
Mary Ellen Rodgers                                           )
                                                             )
/s/ Stephen R. West                                  Director)
------------------------                                     )
Stephen R. West                                              )
                                                             )
                                                     Director)
------------------------                                     )
Darell E. Zink, Jr.                                          )

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

         10.1     Employment  Agreement  between  Registrant  and          **
                  Gerald R. Francis, dated April 17, 1997 (10.1)

         10.2     Guaranty   Agreement  between   Registrant  and          **
                  Gerald R. Francis, dated April 17, 1997 (10.2)

         10.3     Incentive   Stock  Option   Agreement   between          **
                  Registrant  and Gerald R. Francis,  dated April
                  17, 1997 (10.3)

         10.4     Stock  Appreciation Award for Gerald R. Francis          **
                  (10.4(a))

         10.5     Second  amendment and complete  restatement  of          **
                  the    Registrant's    Unfunded    Supplemental
                  Executive Retirement Plan (10.4(b))

         10.6     Split  Dollar   Insurance   Agreement   between          **
                  Registrant and Gerald R. Francis (10.6)

         10.7     Split  Dollar   Insurance   Agreement   between          **
                  Registrant and William E. McWhirter (10.7)

         10.8     Split  Dollar   Insurance   Agreement   between          **
                  Registrant and Charles R. Farber

         10.9     Lease  Agreement  by and between Park 100 Joint
                  Venture and Peoples Bank & Trust  Company dated
                  November 17, 1989, as amended                       * (10.1)

         10.10    Property  Management  Agreement between Peoples
                  Building  Corporation and F.C. Tucker Company,
                  Inc. dated September 30, 1986                       *(10.2)

         10.11(a) Peoples   Bank  &  Trust   Company   Executives
                  Deferred  Compensation  Plan                        *(10.4(a))

         10.11(b) Restated   Peoples   Bank   &   Trust   Company
                  Executives    Deferred     Compensation    Plan
                  (Effective December 1, 1998)

         10.12(a) Peoples Bank & Trust  Company  Directors
                  Deferred Fees Plan                                  *(10.4(b))

         10.12(b) First Amendment to Peoples Bank & Trust Company
                  Directors Deferred Fees Plan

         10.13    Peoples Bank & Trust  Company  Board and Senior
                  Management Profit Sharing Plan                      *(10.6)

         10.14    Peoples Bank Corporation of Indianapolis  Stock
                  Option Plan                                        ****(10.7)

         10.15    Peoples  Bank   Corporation   of   Indianapolis
                  Directors Stock Option Plan                         ***(10.8)

         10.16    Peoples Bank  Corporation of Indianapolis  1998
                  Stock Option Plan

         21       Subsidiaries of the Registrant

         23       Consent of Crowe Chizek

         27       Financial Data Schedule


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

*** Incorporated by reference to the corresponding exhibit number (or the exhibit number indicated above in the right hand column) of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

**** Incorporated by reference to the corresponding exhibit number (or the exhibit number indicated above in the right hand column) of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995.