Form 10-Q
period 1999-03-31
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1999-05-10
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended March 31, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -       2,713,524 shares as of May 7, 1999
                  Voting    -         264,096 shares as of May 7, 1999

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



          Consolidated  Balance  Sheets at March 31, 1999 and December
          31, 1998..........................................................   2

          Consolidated Statements of Income for the three months ended
          March 31, 1999 and 1998 ..........................................   3

          Consolidated Statements of Changes in Shareholders' Equity........   4

          Consolidated  Statements  of Cash Flows for the three months
          ended March 31, 1999 and 1998.....................................   5

          Notes to Consolidated Financial Statements........................ 6-7

Item 2.   Management's  Discussion and Analysis of Results of Operations
          and Financial Condition ..........................................8-16



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...............  17

Item 6.   Exhibits and Reports on Form 8-K..................................  17

Signatures..................................................................  18

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)
                                                      March 31,    December 31,
                                                        1999           1998
                                                     ---------      ---------
Assets

      Cash and due from banks                           20,699      $  30,336
      Federal funds sold                                 4,000          4,800
                                                     ---------      ---------
        Total cash and equivalents                      24,699         35,136

      Available-for-sale securities                    146,861        132,216

      Loans held for sale                                1,575          2,346
      Total loans                                      464,798        452,065
        Allowance for loan losses                       (8,263)        (7,684)
                                                     ---------      ---------
        Loans, net                                     456,535        444,381

      Premises and equipment, net                        8,031          8,105
      Accrued income and other assets                   12,744         12,321
                                                     ---------      ---------
        Total assets                                 $ 650,445      $ 634,505
                                                     =========      =========

Liabilities

      Non interest-bearing deposits                  $  91,837      $  98,851
      Interest-bearing deposits                        473,894        452,178
                                                     ---------      ---------
        Total deposits                                 565,731        551,029

      Borrowings                                        24,595         22,918
      Accrued expenses and other liabilities             7,683          8,533
                                                     ---------      ---------
        Total liabilities                              598,009        582,480

Shareholders' equity Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting - 264,096 shares (1999)
               - 264,096 shares (1998)                     896            896
        Nonvoting - 2,736,716 shares (1999)
                  - 2,758,794 shares (1998)             10,561         11,384

      Retained earnings                                 40,554         39,008
      Accumulated other comprehensive income               425            737
                                                     ---------      ---------
        Total shareholders' equity                      52,436         52,025
                                                     ---------      ---------
        Total liabilities and shareholders' equity   $ 650,445      $ 634,505
                                                     =========      =========

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
================================================================================
(Dollar amounts in thousands, except per share data)
                                                         Three months ended
                                                              March 31,
                                                          1999         1998
                                                        --------     --------
Interest income
      Loans, including related fees                     $  9,434     $  9,008
      Federal funds sold                                      98          105
      Securities                                           2,060        2,388
        Total interest income                             11,592       11,501

Interest expense
      Deposits                                             5,100        5,225
      Borrowings                                             255          162
                                                        --------     --------
        Total interest expense                             5,355        5,387
                                                        --------     --------
Net interest income                                        6,237        6,114
Provision for loan losses                                    500        3,000
                                                        --------     --------

Net interest income after provision for loan losses        5,737        3,114

Non-interest income
      Trust and Investment Management                        742          504
      Service charges and fees                               622          658
      Mortgage banking revenue                               178          179
      Net gain/(loss) on securities                            6            6
      Other                                                  240          213
                                                        --------     --------
        Total non-interest income                          1,788        1,560

Non-interest expense
      Salaries and employee benefits                       2,723        2,617
      Occupancy (net)                                        431          372
      Equipment                                              407          380
      Other                                                  983        1,318
                                                        --------     --------
        Total non-interest expense                         4,544        4,687
                                                        --------     --------

Income before income taxes                                 2,981          (13)
Income tax expense                                         1,000          (68)
                                                        --------     --------

Net income                                              $  1,981     $     55
                                                        ========     ========
Per share data
      Earnings per share                                $   0.66     $   0.02
                                                        ========     ========
      Earnings per share, assuming dilution             $   0.64     $   0.02
                                                        ========     ========

See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
(Dollar amounts in thousands)


                                                      1999          1998
                                                    --------      --------

Balance at January 1                                $ 52,025      $ 48,817

      Comprehensive income
           Net income                                  1,981            55
           Change in net unrealized gain/(loss)         (312)           13
                                                    --------      --------
                Total comprehensive income             1,669            68

      Cash dividends                                    (435)         (385)

      Exercise of stock options                           83             3

      Redemption of common stock                        (906)           (5)


                                                    --------      --------
Balance at March 31                                 $ 52,436      $ 48,498
                                                    ========      ========

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(Dollar amounts in thousands)

                                                                       Three months ended
                                                                            March 31,
                                                                       1999          1998
                                                                     --------      --------
Cash flows from operating activities
       Net Income                                                    $  1,981      $     55
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                      263           300
       Provision for loan losses                                          500         3,000
       Net (gain)/loss on securities                                       (6)           (6)
       Net amortization/(accretion) on investments                         (4)           20
       Net change in
          Interest receivable and other assets                           (217)       (3,357)
          Interest payable and other liabilities                         (850)          836
          Loans held for sale                                             771        (1,538)
                                                                     --------      --------
               Net cash from operating activities                       2,438          (690)

Cash flows from investing activities
       Proceeds from maturities of available-for-sale securities       28,794        13,038
       Purchase of available-for-sale securities                      (43,946)      (12,692)
       Loans made to customers, net of principal
         collections thereon                                          (12,654)      (13,735)
       Property and equipment expenditures, net                          (189)         (369)
                                                                     --------      --------
         Net cash from investing activities                           (27,995)      (13,758)

Cash flows from financing activities
       Net change in deposits                                          14,702        22,573
       Net change in short-term borrowings                              1,677       (18,650)
       Federal Home Loan Bank Advances                                      0         6,000
       Proceeds from exercise of stock options                             82             3
       Redemption of common shares                                       (906)           (5)
       Dividends paid                                                    (435)         (385)
                                                                     --------      --------
         Net cash from financing activities                            15,120         9,536
                                                                     --------      --------

Net change in cash and cash equivalents                               (10,437)       (4,912)

Cash and cash equivalents at beginning of year                         35,136        25,462
                                                                     --------      --------

Cash and cash equivalents at March 31                                $ 24,699      $ 20,550
                                                                     ========      ========

                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

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

2.  Earnings Per Share

         The following table presents share data used to compute earnings per share:

                                                       Three Months ended
                                                           At March 31,
                                                         1999          1998
                                                      ---------     ---------

Weighted average shares outstanding                   3,013,384     3,076,867
Dilutive effect of potential shares                      74,570        84,444
                                                      ---------     ---------
Shares used to compute diluted earnings per share     3,087,954     3,161,311

3.  Accounting Changes

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

4. Segment Reporting

         For 1999, the Company intends to present segment information for four segments: Commercial Banking, Retail Banking, Mortgage Banking, and Trust and Investment Management. Trust and Investment Management was not broken out as a separate segment during 1998.

First Quarter 1999                                                               Trust and
                                   Commercial       Retail        Mortgage       Investment       Other      Consolidated
                                    Banking         Banking        Banking       Management
                                  -------------   ------------    -----------  ---------------  ----------- ---------------
Net Interest Income                    2,222          3,730            688               69        (472)           6,237
Other Revenue                            200          1,038            188              586        (224)           1,788
Segment Profit                           956            700            330              171        (176)           1,981
Segment Assets                       233,086        153,934        100,524               89     162,812          650,445

First Quarter 1998                                                               Trust and
                                   Commercial       Retail        Mortgage       Investment       Other      Consolidated
                                    Banking         Banking        Banking       Management
                                  -------------   ------------    -----------  ---------------  ----------- ---------------
Net Interest Income                   1,795          3,538            597            57              127          6,114
Other Revenue                             3          1,030            240           480             (193)         1,560
Segment Profit                          614            810            332           106           (1,807)            55
Segment Assets                      188,661        148,936         96,901           468          173,950        608,916

PART I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis
 (Dollar amounts in thousands, except per share data)

General

The business of Peoples Bank Corporation of Indianapolis ("The Company") consists of holding and administering its interest in Peoples Bank & Trust Company ("Peoples"). The principal business of Peoples consists of attracting deposits from consumer and commercial customers and making loans to individuals and businesses. Peoples offers various products for depositors including checking and savings accounts, certificates of deposit and safe deposit boxes. Loans consist principally of loans to individuals secured by mortgage liens on residential properties, consumer loans generally secured by personal property and loans to businesses generally secured by liens on business assets. Peoples also offers trust and investment management services to individuals, businesses and institutions.

The Company operates 11 branch locations, a twelve-story office in downtown Indianapolis, and an operations center. Peoples has announced plans to close three branches during 1999 as part of its ongoing evaluation of its business activities. Peoples occupies six floors of the downtown office building and leases five floors to tenants. The top floor houses the boardroom and a training area. Leased tenant space at the downtown office remains at near capacity.

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 200,000 common shares on the open market. On March 18,1999, the Board approved the additional repurchase of 150,000 voting or nonvoting shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At March 31, 1999, a total of 205,853 shares had been repurchased at an average price of $27.18.

The book value per share of Peoples' nonvoting common shares at March 31, 1999, was $17.47. For the first quarter, the low trading price per share was $32, and the high trading price per share was $36.

On March 18, 1999, Peoples declared a cash dividend in the amount of $.145 per share, payable April 15, 1999, to shareholders of record March 31, 1999. This dividend represents a 16% increase over the first quarter 1998 dividend and is the eleventh consecutive quarter in which Peoples has declared an increase in dividends.







Selected ratios and summary data.
                                            At or for the Three Months Ended
                                                        March  31,
                                                  1999             1998
                                               ---------        ---------
Assets                                          $650,445         $608,916
Loans (includes loans held for sale)             466,373          420,544
Deposits                                         565,731          530,884
Shareholders Equity                               52,436           48,498
Book value per share                               17.47            15.76

Earnings per share (basic)                         $0.66            $0.02
Earnings per share (diluted)                       $0.64            $0.02
Dividends per share                               $0.145           $0.125
Net Interest Margin (FTE)                          4.29%            4.44%
Return on Average Assets                           1.26%            0.04%
Return on Average Equity                          15.29%            0.46%

Average Shares Outstanding
         -   Basic                             3,013,384        3,067,867
         -   Diluted                           3,087,954        3,161,311

Total Shares Outstanding                       3,000,812        3,076,930

Net Income

Net income for the first quarter of 1999 was $1,981 compared to $55 for the first quarter of 1998, an increase of 3,501% or $1,926. Basic net income per share for the first quarter of 1999 was $0.66, an increase of $0.64 or 3,200% from $0.02 for the first quarter of 1998.


Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the three months ended March 31, net interest income was $6,237 and $6,114 for 1999 and 1998, respectively. This reflects an increase of $123, or 2.01%.

Interest income on loans, including related fees, increased from $9,008 for the first quarter of 1998 to $9,434 for that period in 1999, an increase of $426 or 4.73%. These increases are attributable to an increase in loans outstanding. Total loans were $466,373 at March 31, 1999, compared to $420,544 at March 31, 1998, an increase of $45,829 or 10.90%.

Total interest expense was $5,355 and $5,387 for the three months ended March 31, 1999 and 1998, respectively, a decrease of $32, or 0.59%. The decrease in interest expense is attributable to lower rates paid on certificates of deposit.

The Company's net interest margin, or margin on earning assets, decreased from 4.33% for the first quarter of 1998 to 4.18% for the first quarter of 1999. On a tax equivalent basis, the Company's net interest margin decreased from 4.44% for the first quarter of 1998 to 4.29% for the first quarter of 1999. The primary reason for this decrease in the net interest margin in 1999 was lower yields on loan growth funded by growth in higher-priced deposits resulting in a thinner net interest margin on new business.

Provision & Allowance for Loan Losses

The provision for loan losses was $500 for the first quarter of 1999 as compared to $3,000 for the first quarter of 1998, a decrease of $2,500 or 83.33%. The allowance for loan losses at March 31, 1999, was $8,263 or 1.77% of total loans compared to $7,684 or 1.69% of total loans at December 31, 1998. Gross charge-offs during the first quarter of 1999 were $30 and recoveries were $109.

The adequacy of the allowance for loan loss is evaluated at least quarterly by management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. During the first quarter of 1998, provision expense of $3,000 was necessitated by net charge-offs of $2,183. Management's analysis indicated that the allowance for loan losses at March 31,1999, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages.

Non-interest Income

Non-interest income totaled $1,788 for the first quarter of 1999, compared to $1,560 for that period of 1998, an increase of $228 or 14.62%. This increase is primarily attributable to an increase in revenue from Trust and investment management.

Trust and investment management income was $742 and $504 for the first quarter of 1999 and 1998, respectively, an increase of $238 or 47.22%. The increase in revenue from Peoples' Trust and Investment Management Group in the first quarter of 1999 reflected continuing sales efforts within the trust department. Peoples also experienced strong growth in revenues from the sale of investment products, which began in 1997.

Service charges and fees on deposit accounts, which comprise the largest component of non-interest income, were down slightly for the first quarter of 1999 compared with the same period of 1998. For the three month periods ending March 31, 1999, and 1998, service charges and fees income was $622 and $658 respectively, a decrease of $36 or 5.47%.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the first quarter of 1999 was $178, reflecting a decrease of $1 or 0.56%, compared to $179 for the same period in 1998.

Other Non-interest income increased during the first quarter of 1999 to $240 from $213 for the same period in 1998, an increase of $27 or 12.68%. This increase was associated primarily with increases in fees received from the use of ATMs and an increase in revenue from the servicing of merchant credit cards.

Non-interest Expense

Total Non-interest expense was $4,544 for the three months ended March 31,1999, compared with $4,687 for that period in 1998. This represents a decrease of $143, or 3.05%. Salary and employee benefits expense was $2,723 for the three months ended March 31,1999, an increase of $106 or 4.05% from $2,617 for the same period of 1998. This increase was primarily associated with salary and wage rate increases.

Occupancy expense was $431 for the first quarter of 1999, an increase of $59, or 15.86% from $372 for the first quarter of 1998. This increase was primarily associated with increased snow removal costs during January. Equipment expense was $407 and $380, respectively, for the first quarter of 1999 and 1998, an increase of $27 or 7.11%. This cost reflects the implementation of new technology, particularly the costs of platform automation and a PC network.

Other non-interest expense was $983 and $1,318 for the first quarter of 1999 and 1998, respectively, a decrease of $335 or 25.42%. The principal reason for this decrease was an expense associated with an investment in a low-income housing project of $333 during the first quarter of 1998. Due to continued losses, this project was completely written-off during the remainder of 1998. The developers were unable to secure tax credits associated with this investment by December 31, 1998 as required in the partnership agreement. During April 1999, the Company recovered its entire initial investment of $648,000 as required in the partnership agreement. This recovery should not be expected to produce a significant increase in net income for the Company during the second quarter of 1999 as the Company expects this recovery to be off-set by weak net interest income associated with an ongoing deposit campaign, increases in certain non-interest expenses, and increases in tax expense. See "Forward-Looking Statements," below.

Income Taxes

Income tax expense was $1,000 for the first quarter of 1999 and ($68) for the first quarter of 1998. The increase in tax expense can be primarily attributed to increased income recognized during the first quarter.

Balance sheet

Total assets were $650,445 at March 31, 1999, and $634,505 at December 31, 1998, an increase of $15,940, or 2.51%. The portfolio of available-for-sale securities increased from $132,216 at December 31, 1998, to $146,861 at March 31, 1999, an increase of $14,645 or 11.08%. Total loans, excluding loans held for sale, increased during the first quarter of 1999 from $452,065 at December 31, 1998, to $464,798 at March 31, 1999. This reflects an increase of $12,733 or 2.82%. Commercial and commercial real estate loans increased $12,258 or 5.81% from $211,115 at December 31, 1998, to $223,373 at March 31, 1999. Residential
mortgage loans decreased $1,477 or 1.51% from $97,755 at December 31, 1998, to $96,278 at March 31, 1999. Construction loans increased $3,095 or 8.88% from $34,840 at December 31, 1998 to $37,935 at December 31, 1999. Consumer loans decreased $830 or 0.78% from $106,431 at December 31, 1998, to $105,601 at March 31, 1999. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $2,346 at December 31,1998, compared to $1,575 at March 31, 1999. The amount of loans outstanding (excluding loans held for sale) is reflected in the following table.

                                          March 31,    December 31,     March 31,
                                             1999           1998           1998
                                          ---------      ---------      ---------
Commercial and Commercial Real Estate     $ 223,373      $ 211,115      $ 188,531
Residential Mortgage                         96,278         97,755         95,648
Construction                                 37,935         34,840         34,022
Consumer                                    105,601        106,431        100,333
Tax-exempt                                    1,611          1,924          2,010
                                          ---------      ---------      ---------
       Gross loans                          464,798        452,065        420,544
Less: Allowance for Loan Losses              (8,263)        (7,684)        (6,333)
                                          =========      =========      =========
                                          $ 456,535      $ 444,381      $ 414,211
                                          =========      =========      =========


Deposits represent the primary source of funds for the Company. Total deposits increased $14,702 or 2.67%, from $551,029 at December 31,1998, to $565,731 at
March 31, 1999. Non-interest-bearing deposits decreased $7,014, or 7.10%, from $98,851 at December 31, 1998, to $91,837 at March 31, 1999. Interest-bearing deposits increased $21,716 or 4.80% from $452,178 at December 31, 1998, to $473,894 at March 31, 1999. The Company's deposit balances are reflected in the following table.


                                          March 31,   December 31,    March 31,
                                            1999          1998          1998
                                          --------      --------      --------
Deposits:
               Non-interest-bearing       $ 91,837      $ 98,851      $ 86,733
               Interest-bearing            473,894       452,178       444,151
                                          --------      --------      --------
                         Total deposits   $565,731      $551,029      $530,884
                                          --------      --------      --------
Total deposits/total assets                  86.98%        86.84%        87.19%

Borrowings in the form of Federal funds, Federal Home Loan Bank advances, and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Overnight repurchase agreements continue to be a source of funds for Peoples. These funds are from businesses with large cash balances. Borrowings were $24,595 at March 31, 1999, as compared to $22,918 at December 31, 1998. This represents an increase of $1,677 or 7.32%. At March 31, 1999, the bank had $15,125 in overnight repurchase agreements, $0 in federal funds purchased, $6,000 in Federal Home Loan Bank advances, and $3,470 in borrowings through the Treasury Tax and Loan Note Option program.

Total shareholders' equity increased $411 or 0.79% for the three months ended March 31, 1999, to $52,436, from $52,025 at December 31, 1998. The increase in shareholders' equity was the result of net income of $1,981, less dividends paid of $435, plus the adoption of FAS No. 115 resulted in a $312 increase in equity, less the repurchase of $906 of common stock, plus the issue of $83 of common stock due to the exercise of stock options.

Credit Quality

Nonaccrual loans are loans on which the Company no longer accrues interest. Management places a loan on nonaccrual status when the collection of additional interest is unlikely and the loan is not considered to be well secured and in the process of collection. Nonperforming loans consist of loans that are on nonaccrual status, that are 90 days or more past due as to principal or interest, or that are restructured. If a loan is designated as a nonperforming loan, as a result of its delinquent status or significant concern about the ultimate collectibility of the loan, management typically ceases to recognize interest income with respect to such loan and places it on nonaccrual status.

At March 31, 1999, management designated $0 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all loans with outstanding balances exceeding $500,000 and rated as "Doubtful" will be considered impaired. Further, the Company evaluates all Substandard Loans with balances exceeding $500,000 for classification as impaired.

The following table shows the composition of nonperforming loans.

                                             March 31,  December 31,   March 31,
                                               1999         1998         1998
                                             ---------  ------------   ---------
Nonperforming loans:
          Total nonaccrual loans              $  785       $  356       $2,496
           Loans past due more than
           ninety days and still accruing          0          105          346
                                              ======       ======       ======
         Total                                $  785       $  461       $2,842
                                              ======       ======       ======

At March 31, 1999, nonperforming loans were comprised of $519 of commercial loans, $266 of real estate loans and $0 of consumer loans. Nonperforming loans were comprised of $144 of commercial loans, $315 of real estate loans and $2 of consumer loans at December 31, 1998. At March 31, 1998, nonperforming loans consisted of $2,074 of commercial loans, $766 of real estate loans and $2 of consumer loans. Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.12% at March 31,1999, and 0.73% at December 31, 1998. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes.

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

As of March 31, 1999, the Company's Tier I and total risk-based capital ratios were 10.35% and 11.60%, respectively. The Company's leverage ratio was 8.10% at March 31, 1999. As of March 31, 1999, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at March 31, 1999.

The following table provides the capital ratios for the entities.

                                      At March 31, 1999

                                                 Consolidated
                                   Bank Only       Company

Total assets                        $647,240      $650,445

Risked-based assets                 $499,971      $502,195

Tier I capital                      $ 48,656      $ 51,956

Total risk-based capital            $ 54,930      $ 58,258

Leverage ratio                          7.62%         8.10%

Tier I risk-based capital ratio         9.73%        10.35%

Total risk-based capital               10.99%        11.60%


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

By June 30, 1999, management will complete business resumption plans for all systems and applications to address any potential system failures caused by actions or influences outside the control of the Company, such as the failure of power or communications technologies. Estimated costs associated with the Y2K initiative total slightly over $100,000. Most of these expenses represent capital expenditures for software and hardware that will be amortized over five years. Therefore, management believes that the financial impact of the Y2K initiative is immaterial.

On the other hand, the risks for the Company in the event that either certain mission-critical systems are not Year 2000 compliant or outside influences prevent Peoples' systems from being fully operational are substantial. As a financial institution, Peoples' largest volume of transactions involve loan-related matters (such as loan origination, the acceptance of loan payments, escrow-handling, and related matters) and deposit accounts (new account openings, additions and withdrawals from accounts, interest crediting, checking account transactions and related matters). Peoples' inability to process these transactions in an efficient and timely manner would greatly impact its operations. No estimate is available concerning possible lost revenue in the event of a material Year 2000 problem. However, such loss of revenue would likely be a material amount which could have a materially adverse effect on the Company's financial performance and operations.

Forward Looking Statements

The above discussion contains a number of statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include statements regarding the intent, belief, outlook, estimate or expectations of the Company or Peoples or their directors or officers, primarily with respect to future events and the future financial performance of the Company. The Company may also make other written or oral forward looking statements from time to time. Any such forward looking statements are not guarantees of future events or performance, involve risks and uncertainties and are subject to important factors that may cause actual results to differ materially from those projected or suggested in the forward looking statements. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; competition, including the risk of loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held April 15, 1999. The following members were elected to the Company's Board of Directors to hold office for a period of one year or until their successors are duly chosen and qualified. Proxy votes comprised 84% percent of the outstanding voting shares. No shares were voted in person.

             Nominee              For         Against or                Broker
                                              Withheld      Abstain   Non-Votes
William E. McWhirter            223,026           0             0         0
Gerald R. Francis               223,026           0             0         0
Charles R. Farber               223,026           0             0         0
Robert B. Hirschman             223,026           0             0         0
Ethan Jackson                   223,026           0             0         0
David W. Knall                  223,026           0             0         0
Mary Ellen Rodgers              223,026           0             0         0
Stephen R. West                 223,026           0             0         0
Darell E. Zink, Jr.             223,026           0             0         0

At the annual meeting, the voting shareholders also ratified an amendment to the Peoples Bank Corporation of Indianapolis 1998 Stock Option Plan to increase the number of shares reserved under the plan from 50,000 to 100,000 with 196,586 shares voting in favor of the amendment and 26,440 shares voting against. There were no abstentions or broker non-votes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits -

                  27       Financial Data Schedule

         B. Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                   DATE: May ___, 1999