Form 10-Q
period 1999-06-30
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1999-08-06
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended June 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting -     2,836,244 shares as of August 4, 1999
                  Voting    -       264,096 shares as of August 4, 1999

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


            Consolidated Balance Sheets at June 30, 1999 and
            December 31, 1998................................................. 2

            Consolidated Statements of Income for the six months ended
            June 30, 1999 and 1998............................................ 3

            Consolidated Statements of Changes in Shareholders' Equity........ 4

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 1999 and 1998...........................................  5

            Notes to Consolidated Financial Statements...................... 6-7

Item 2.     Management's Discussion and Analysis of Results of Operations
            and Financial Condition........................................ 8-16


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders...............17

Item 6.     Exhibits and Reports on Form 8-K................................. 17

Signatures  ................................................................. 18

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                                               June 30,     December 31,
                                                                                 1999          1998
Assets
      Cash and due from banks                                                   $ 20,286     $ 30,336
      Federal funds sold                                                           6,800        4,800
                                                                                --------     --------
        Total cash and equivalents                                                27,086       35,136

      Available-for-sale securities                                              137,827      132,216

      Loans held for sale                                                            239        2,346
      Total loans                                                                495,113      452,065
        Allowance for loan losses                                                 (8,004)      (7,684)
                                                                                --------     --------
        Loans, net                                                               487,109      444,381

      Premises and equipment, net                                                  7,666        8,105
      Accrued income and other assets                                             14,597       12,321
                                                                                --------     --------
        Total assets                                                            $674,524      634,505
                                                                                ========     ========

Liabilities

      Non interest-bearing deposits                                             $ 94,823       98,851
      Interest-bearing deposits                                                  492,468      452,178
                                                                                --------     --------
        Total deposits                                                           587,291      551,029

      Borrowings                                                                  27,264       22,918
      Accrued expenses and other liabilities                                       7,551        8,533
                                                                                --------     --------
        Total liabilities                                                        622,106      582,480

Shareholders' equity
      Common shares, no par value:
      Authorized:
        Voting    - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting -  264,096 shares (1999)
               -  264,096 shares (1998)                                             896          896
        Nonvoting  -  2,715,701 shares (1999)
                   -  2,758,794 shares (1998)                                      9,760       11,384
      Retained earnings                                                           42,637       39,008
      Accumulated other comprehensive income                                       (875)          737
                                                                                --------     --------
        Total shareholders' equity                                                52,418       52,025
                                                                                --------     --------
        Total liabilities and shareholders' equity                              $674,524     $634,505
                                                                                ========     ========


See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
================================================================================
(Dollar amounts in thousands, except per share data)

                                                                         Three months ended         Six months ended
                                                                              June 30,                 June 30,
                                                                         1999         1998         1999          1998
                                                                        ------       ------       ------         ------
Interest income
      Loans, including related fees                                     $9,940       $9,360      $19,374        $18,368
      Federal funds sold                                                   133          126          231            231
      Securities                                                         2,120        2,382        4,180          4,770
                                                                        ------       ------       ------         ------
        Total interest income                                           12,193       11,868       23,785         23,369

Interest expense
      Deposits                                                           5,494        5,462       10,594         10,687
      Borrowings                                                           263          213          518            375
                                                                        ------       ------       ------         ------
        Total interest expense                                           5,757        5,675       11,112         11,062
                                                                        ------       ------       ------         ------
Net interest income                                                      6,436        6,193       12,673         12,307
Provision for loan losses                                                  500          500        1,000          3,500
                                                                        ------       ------       ------         ------

Net interest income after provision for loan losses                      5,936        5,693       11,673          8,807

Non-interest income
      Trust and Investment Management                                      844          629        1,586          1,133
      Service charges and fees                                             682          728        1,304          1,386
      Mortgage banking revenue                                             101          178          279            357
      Net gain/(loss) on securities                                          0            1            6              7
      Other                                                                926          221        1,166            434
                                                                        ------       ------       ------         ------
        Total non-interest income                                        2,553        1,757        4,341          3,317

Non-interest expense
      Salaries and employee benefits                                     2,950        2,728        5,673          5,475
      Occupancy (net)                                                      384          378          815            750
      Equipment                                                            433          446          840            828
      Other                                                                957        1,213        1,940          2,399
                                                                        ------       ------       ------         ------
        Total non-interest expense                                       4,724        4,765        9,268          9,452
                                                                        ------       ------       ------         ------

Income before income taxes                                               3,765        2,685        6,746          2,672
Income tax expense                                                       1,243          848        2,243            780
                                                                        ------       ------       ------         ------

Net income                                                              $2,522       $1,837       $4,503         $1,892
                                                                        ======       ======       ======         ======
Per share data
      Earnings per share                                                 $0.85        $0.60        $1.50          $0.62
                                                                        ======       ======       ======         ======
      Earnings per share, assuming dilution                              $0.82        $0.58        $1.46          $0.60
                                                                        ======       ======       ======         ======


See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
(Dollar amounts in thousands)



                                                       1999             1998
                                                    ----------       ----------

Balance at January 1                                   $52,025         $48,817

      Comprehensive income
           Net income                                    4,503           1,892
           Change in net unrealized gain/(loss)        (1,612)             (5)
                                                    -----------      ----------
                Total comprehensive income               2,891           1,887

      Cash dividends                                      (874)           (784)

      Exercise of stock options                            113               3

      Redemption of common stock                        (1,737)           (306)


                                                    -----------      ----------
Balance at June 30                                     $52,418         $49,617
                                                    ===========      ==========

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(Dollar amounts in thousands)

                                                                               Six months ended
                                                                                   June 30,
                                                                         1999                    1998
                                                                        ----------            -----------
Cash flows from operating activities
       Net Income                                                          $4,503                 $1,892
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                          572                    546
       Provision for loan losses                                            1,000                  3,500
       Net (gain)/loss on securities                                           (6)                    (7)
       Net amortization/(accretion) on investments                             42                   (33)
       Net change in
          Interest receivable and other assets                             (1,218)                (5,461)
          Interest payable and other liabilities                             (982)                 1,446
          Loans held for sale                                               2,107                     98
                                                                        ----------            -----------
               Net cash from operating activities                           6,018                  1,981

Cash flows from investing activities
       Proceeds from maturities of available-for-sale securities           47,691                 32,614
       Purchase of available-for-sale securities                          (56,007)               (26,281)
       Loans made to customers, net of principal
         collections thereon                                              (43,728)               (33,764)
       Property and equipment expenditures, net                              (134)                (1,119)
                                                                        ----------            -----------
         Net cash from investing activities                               (52,178)               (28,550)

Cash flows from financing activities
       Net change in deposits                                              36,262                 59,928
       Net change in short-term borrowings                                  4,346               (13,197)
       Federal Home Loan Bank Advances                                          0                  6,000
       Proceeds from exercise of stock options                                113                      3
       Redemption of common shares                                         (1,737)                  (306)
       Dividends paid                                                        (874)                  (784)
                                                                        ----------            -----------
         Net cash from financing activities                                38,110                 51,644
                                                                        ----------            -----------

Net change in cash and cash equivalents                                    (8,050)                25,075

Cash and cash equivalents at beginning of year                             35,136                 25,462
                                                                        ----------            -----------

Cash and cash equivalents at June 30                                      $27,086                $50,537
                                                                        ==========            ===========

                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

1.  Accounting Policies
         The significant accounting policies followed by Peoples Bank Corporation of Indianapolis ("The Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q and may not include all information and footnotes normally shown for full annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

2.  Earnings Per Share
         The following table presents share data used to compute earnings per share:

                                                                   Six months ended
                                                                      June 30,
                                                                1999             1998
                                                              ----------       ---------

Weighted average shares outstanding                            2,995,811        3,076,354
Dilutive effect of potential shares                               80,136           85,365
                                                               ---------        ---------
Shares used to compute diluted earnings per share              3,075,947        3,161,719

                                                                   Six months ended
                                                                      June 30,
                                                                1999             1998
                                                              ----------       ---------

Weighted average shares outstanding                            2,978,431        3,075,848
Dilutive effect of potential shares                               80,400           81,968
                                                               ---------        ---------
Shares used to compute diluted earnings per share              3,058,831        3,157,816



3. Segment Reporting
         For 1999, the Company intends to present segment information for four segments: Commercial Banking, Retail Banking, Mortgage Banking, and Trust and Investment Management. Trust and Investment Management was not broken out as a separate segment during 1998.




First six months 1999                                                            Trust and
                                   Commercial       Retail        Mortgage       Investment       Other      Consolidated
                                    Banking         Banking        Banking       Management
                                  -------------   ------------    -----------  ---------------  ----------- ---------------
Net Interest Income                      4,414          7,421          1,284              168         (615)         12,673
Other Revenue                              411          1,913            328            1,585          103           4,341
Segment Profit                           1,932          1,512            562              325          173           4,503
Segment Assets                         259,062        155,346        100,047               97      159,972         674,524

First six months 1998                                                            Trust and
                                   Commercial       Retail        Mortgage       Investment       Other      Consolidated
                                    Banking         Banking        Banking       Management
                                  -------------   ------------    -----------  ---------------  ----------- ---------------
Net Interest Income                      3,708          7,074          1,130              148          246          12,307
Other Revenue                                7          2,159            484            1,133         (465)          3,317
Segment Profit                           1,290          1,595            603              155       (1,750)          1,892
Segment Assets                         203,826        154,806         98,614              953      176,306         634,505





Second Quarter 1999                                                              Trust and
                                   Commercial       Retail        Mortgage       Investment       Other      Consolidated
                                    Banking         Banking        Banking       Management
                                  -------------   ------------    -----------  ---------------  ----------- ---------------
Net Interest Income                      2,192          3,691            597              100         (144)          6,436
Other Revenue                              211            874            140              999          327           2,553
Segment Profit                             976            812            231              155          348           2,522

Second Quarter 1998                                                              Trust and
                                   Commercial       Retail        Mortgage       Investment       Other      Consolidated
                                    Banking         Banking        Banking       Management
                                  -------------   ------------    -----------  ---------------  ----------- ---------------
Net Interest Income                      1,913          3,536            533               91          120           6,193
Other Revenue                                4          1,129            244              653         (272)          1,757
Segment Profit                             676            785            271               49           56           1,837

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

The Company operates 8 branch locations, a twelve-story office in downtown Indianapolis, and an operations center. Peoples closed three branches in May 1999 as part of its ongoing evaluation of its business activities. Peoples occupies six floors of the downtown office building and leases five floors to tenants. The top floor houses the boardroom and a training area.
Leased tenant space at the downtown office remains at near capacity.

The Board of Directors of the Company approved on July 18, 1996, the repurchase, from time to time, of 200,000 common shares on the open market. On March 18,1999, the Board approved the additional repurchase of 150,000 voting or nonvoting shares on the open market. The Board believed that the shares had been at times undervalued in the market and that it was in the best interest of the shareholders and the Company to effect such share repurchases. At June 30, 1999, a total of 229,045 shares had been repurchased at an average price of $28.06. Such repurchases have been discontinued as of April, 13, 1999.

The book value per share of The Company's nonvoting common shares at June 30, 1999, was $17.59. For the second quarter, the low trading price per share was $36.00, and the high trading price per share was $39.75.

On June 17, 1999, The Company declared a cash dividend in the amount of $.150 per share, payable July 16, 1999, to shareholders of record June 30, 1999. This dividend represents a 15% increase over the second quarter 1998 dividend and is the twelfth consecutive quarter in which The Company has declared an increase in dividends.


Recent Developments

On July 12, 1999, Fifth Third Bancorp ("Fifth Third") and Peoples Bank Corporation of Indianapolis entered into an Affiliation Agreement ("Merger Agreement"), pursuant to which The Company will merge with and into Fifth Third through a tax-free, stock-for-stock exchange, with Fifth Third as the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, upon consummation of the Merger each share of The Company's voting and non-voting common stock shall be converted into the right to receive 1.09 share of Fifth Third common stock

The Merger, which is expected be accounted for as a pooling of interests, is expected to close during the fourth quarter of 1999. The Merger Agreement has been approved by the board of directors of both companies. Consummation of the Merger is subject to certain customary conditions, including, among others, the adoption of the Merger Agreement by the Company's shareholders and reciept of regulatory approvals. The Company's shareholders will vote on the Merger Agreement at a shareholder meeting scheduled for October 27, 1999 at 10:30 AM in Indianapolis, Indiana. Additional information regarding the Merger, the Merger Agreement and the Shareholder Support Agreement executed by William McWhirter, Susan McWhirter and Hezekiah Limited Partnership in connection with the Merger will be provided to shareholders in a prospectus/proxy statement which will be delivered in advance of the shareholder meeting, and in the Registration
Statement on Form S-4 that Fifth Third will file with the Securities and Exchange Commission.

Selected ratios and summary data.

                                              At or for the Six months Ended
                                                         June 30,
                                                 1999                1998
                                              ---------           ---------

Assets                                         $674,524            $653,453
Loans (includes loans held for sale)            495,352             439,362
Deposits                                        587,291             568,239
Shareholders' Equity                             52,418              49,617
Book value per share                              17.59               16.17

Earnings per share (basic)                        $1.50               $0.62
Earnings per share (diluted)                      $1.46               $0.60
Dividends per share                              $0.295              $0.255
Net Interest Margin (FTE)                         4.22%               4.37%
Return on Average Assets                          1.39%               0.62%
Return on Average Equity                         17.34%               7.91%

Average Shares Outstanding
         -   Basic                            2,995,811           3,076,354
         -   Diluted                          3,075,947           3,161,719

Total Shares Outstanding                      2,979,797           3,022,890



Net Income

Net income for the second quarter of 1999 was $2,522 compared to $1,837 for the second quarter of 1998, an increase of 37.29% or $685. Basic net income per share for the second quarter of 1999 was $0.85, an increase of $0.25 or 41.67% from $0.60 for the second quarter of 1998. The increase in net income during the second quarter of 1999 was substantially due to the recovery of $648 associated with an investment in a low-income housing partnership. Peoples invested $648 as a limited partner in a low-income housing partnership during 1997. The project was projected to generate significant tax credits over a ten year period following renovation of the property. During 1997 and 1998, the project incurred losses equaling the original investment. Therefore, management of Peoples properly took expenses against the investment during 1997 and 1998 to reduce the book value of the investment to zero. When the project's Developer and General Partners were unable to secure tax credits from the Indiana Housing Finance
Authority, the General Partners became obligated to repurchase Peoples interests. Since the investment had been carried at a book value of zero, the Company experienced recovery of $648, which is included in Other Income.

While the recovery of the limited partnership drove the increase in earnings, net interest income and other non-interest income were also up, and non-interest expenses were closely controlled.

Net income for the first six months of 1999 was $4,503 compared to $1,892 for the same period of 1998, an increase of 138.00% or $2,611. Basic net income per share for the first six months of 1999 was $1.50, an increase of $0.88 or 141.94% from $0.62 for the first six months of 1998. In addition to the factors previously mentioned, Peoples recorded a $3,000 provision for loan losses during the first quarter of 1998 as compared to a $500 provision during the first quarter of 1999.

Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the three months ended June 30, net interest income was $6,436 and $6,193 for 1999 and 1998, respectively. This reflects an increase of $243, or 3.92%. For the six months ended June 30, net interest income was $12,673 and $12,307 for 1999 and 1998, respectively. This reflects an increase of $366, or 2.97%.

Interest income on loans, including related fees, increased from $9,360 for the second quarter of 1998 to $9,940 for that period in 1999, an increase of $580 or 6.20%. Interest income on loans, including related fees, increased from $18,368 for the first six months of 1998 to $19,374 for that period in 1999, an increase of $1,006 or 5.48%. These increases are attributable to an increase in loans outstanding. Total loans were $495,352 at June 30, 1999, compared to $439,362 at June 30, 1998, an increase of $55,990 or 12.74%. Offsetting the increase in loans outstanding was a decrease in the level of interest rates in the economy. The Prime rate fell from 8.50% to 7.75% during the fourth quarter of 1998.

Total interest expense was $5,757 and $5,675 for the three months ended June 30, 1999 and 1998, respectively, a increase of $82, or 1.44%. Total interest expense was $11,112 and $11,062 for the six months ended June 30, 1999 and 1998, respectively, a increase of $50, or 0.45%. During the first quarter, Peoples initiated a deposit campaign to attract money market deposits at a premium rate through the end of the second quarter. This campaign had the effect of raising the overall cost of deposits for the bank through the second quarter. The increase in money market deposit rates was offset by reductions in rates on time certificates of deposit.

The Company's net interest margin, or margin on earning assets, decreased from 4.26% for the second quarter of 1998 to 4.11% for the second quarter of 1999. On a tax equivalent basis, the Company's net interest margin decreased from 4.37% for the second quarter of 1998 to 4.22% for the second quarter of 1999. The primary reason for this decrease in the net interest margin in 1999 was lower yields on loan growth funded by growth in deposits resulting in a thinner net interest margin on new business.

Provision & Allowance for Loan Losses

The provision for loan losses was $500 for the second quarter of 1999 and $500 for the second quarter of 1998. The provision for loan losses was $1,000 for the first six months of 1999 as compared to $3,500 through the second quarter of 1998, a decrease of $2,500 or 71.43%. The allowance for loan losses at June 30, 1999, was $8,004 or 1.62% of total loans compared to $7,684 or 1.69% of total loans at December 31, 1998. Gross charge-offs during the second quarter of 1999 were $770 and recoveries were $11. Net recoveries of $79 were recorded during the first quarter of 1999.

The adequacy of the allowance for loan loss is evaluated at least quarterly by management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. During the first quarter of 1998, provision expense of $3,000 was necessitated by net charge-offs of $2,183. Management's analysis indicated that the allowance for loan losses at June 30,1999, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages.

Non-interest Income

Non-interest income totaled $2,553 for the second quarter of 1999, compared to $1,757 for that period of 1998, an increase of $796 or 45.30%. Non-interest income totaled $4,341 for the first six months of 1999, compared to $3,317 for that period of 1998, an increase of $1,024 or 30.87%. This increase is attributable to an increase in revenue from Trust and investment management and a recovery, during the second quarter of 1999, of an investment of $648 in a low income housing partnership, as previously discussed.

Trust and investment management income was $844 and $629 for the second quarter of 1999 and 1998, respectively, an increase of $215 or 34.18%. Trust and investment management income was $1,586 and $1,133 for the first six months of 1999 and 1998, respectively, an increase of $453 or 39.98%. The increase in revenue from Peoples' Trust and Investment Management Group in the second quarter of 1999 reflected continuing growth in traditional trust sales and service as well as growth in revenues from the sale of investment products, which began in 1997.

For the three month periods ending June 30, 1999, and 1998, service charges and fees income were $682 and $728 respectively, a decrease of $46 or 6.32%. For the six month periods ending June 30, 1999, and 1998, service charges and fees declined to $1,304 from $1,386, a decrease of $82 or 5.92%. The decrease in service charges and fees is primarily associated with a reduction in charges for insufficient funds.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the second quarter of 1999 was $101, reflecting a decrease of $77 or 43.26%, compared to $178 for the same period in 1998. Mortgage banking revenue for the first six months of 1999 was $279, reflecting a decrease of $78 or 21.85%, compared to $357 for the same period in 1998. The decrease in revenues from mortgage banking reflects the very strong activity experienced in 1998 which has not been replicated during 1999.

Other Non-interest income increased during the second quarter of 1999 to $926 from $221 for the same period in 1998, an increase of $705 or 319.00%. Other Non-interest income increased during the first six months of 1999 to $1,166 from $434 for the same period in 1998, an increase of $732 or 168.66%. This increase was associated primarily with a recovery during the second quarter of 1999 of $648 from a low income housing investment.

Non-interest Expense

Total Non-interest expense was $4,724 for the three months ended June 30,1999, compared with $4,765 for that period in 1998. This represents a decrease of $41, or 0.86%. Total Non-interest expense was $9,268 for the six months ended June 30,1999, compared with $9,452 for that period in 1998. This represents a decrease of $184, or 1.95%. Salary and employee benefits expense was $2,950 for the three months ended June 30,1999, an increase of $222 or 8.14% from $2,728 for the same period of 1998. Salary and employee benefits expense was $5,673 for the six months ended June 30,1999, an increase of $198 or 3.62% from $5,475 for the same period of 1998. This increase was primarily associated with salary and wage rate increases.

Occupancy expense was $384 for the second quarter of 1999, an increase of $6, or 1.59% from $378 for the second quarter of 1998. Occupancy expense was $815 for the first six months of 1999, an increase of $65 or 8.67% from $750 for the same period of 1998. Equipment expense was $433 and $446, respectively, for the second quarter of 1999 and 1998, a decrease of $13 or 2.91%. Equipment expense was $840 and $828, respectively, for the first six months of 1999 and 1998, an increase of $12 or 1.45%. During the second quarter of 1999, Peoples closed three branch locations. The cost savings associated with this decision will become evident during the fourth quarter of 1999.

Other non-interest expense was $957 and $1,213 for the second quarters of 1999 and 1998, respectively, a decrease of $256 or 21.10%. Other non-interest expense was $1,940 and $2,399 for the first six months of 1999 and 1998, respectively, a decrease of $459 or 19.13%. During the second quarter of 1998, Peoples took an expense of $355 associated with the write-down of its investment in the low-income housing partnership previously discussed.


Income Taxes

Income tax expense was $2,243 and $780 for the first six months of 1999 and 1998, respectively. The increase in tax expense can be primarily attributed to increased income recognized during the first six months of 1999.

Balance sheet

Total assets were $674,524 at June 30, 1999, and $634,505 at December 31, 1998, an increase of $40,019, or 6.31%. The portfolio of available-for-sale securities increased from $132,216 at December 31, 1998, to $137,827 at June 30, 1999, an increase of $5,611 or 4.24%. Total loans, excluding loans held for sale, increased during the first six months of 1999 from $452,065 at December 31, 1998, to $495,113 at June 30, 1999. This reflects an increase of $43,048 or 9.52%. Commercial and commercial real estate loans increased $33,866 or 16.04% from $211,115 at December 31, 1998, to $244,981 at June 30, 1999. Residential mortgage loans increased $816 or 0.83% from $97,755 at December 31, 1998, to $98,571 at June 30, 1999. Construction loans increased $5,727 or 16.44% from $34,840 at December 31, 1998 to $40,567 at December 31, 1999. Consumer loans increased $1,968 or 1.85% from $106,431 at December 31, 1998, to $108,399 at
June 30, 1999. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $2,346 at December 31,1998, compared to $239 at June 30, 1999. The amount of loans outstanding (excluding loans held for sale) is reflected in the following table.

                                           June 30,     December 31,   June 30,
                                             1999          1998         1998
                                          ----------    ----------   ----------
Commercial and Commercial Real Estate
                                           $244,981      $211,115     $204,001
Residential Mortgage                         98,571        97,755       99,102
Construction                                 40,567        34,840       28,982
Consumer                                    108,399       106,431      104,836
Tax-exempt                                    2,595         1,924        1,978
                                          ----------    ----------   ----------
       Gross loans                          495,113       452,065      438,899
Less: Allowance for Loan Losses               8,004         7,684        7,258
                                          ==========    ==========   ==========
                                           $487,109      $444,381     $431,641
                                          ==========    ==========   ==========


Deposits represent the primary source of funds for the Company. Total deposits increased $36,262 or 6.58%, from $551,029 at December 31,1998, to $587,291 at
June 30, 1999. Non-interest-bearing deposits decreased $4,028, or 4.07%, from $98,851 at December 31, 1998, to $94,823 at June 30, 1999. Interest-bearing deposits increased $40,290 or 8.91% from $452,178 at December 31, 1998, to $492,468 at June 30, 1999. The Company's deposit balances are reflected in the following table.



                                           June 30,    December 31,    June 30,
                                            1999          1998          1998
                                         ----------   ----------    -----------
Deposits:
               Non-interest-bearing      $  94,823    $  98,851      $  86,801
               Interest-bearing            492,468      452,178        481,438
                                         ----------   ----------    -----------
                         Total deposits   $587,291     $551,029      $ 568,239
                                         ----------   ----------    -----------

Total deposits/total assets                 87.07%       86.84%         86.96%


Borrowings in the form of Federal funds, Federal Home Loan Bank advances, and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Overnight repurchase agreements continue to be a source of funds for Peoples. These funds are from businesses with large cash balances. Borrowings were $27,264 at June 30, 1999, as compared to $22,918 at December 31, 1998. This represents an increase of $4,346 or 18.96%. At June 30, 1999, the bank had $12,375 in overnight repurchase agreements, $0 in federal funds purchased, $6,000 in Federal Home Loan Bank advances, and $8,889 in borrowings through the Treasury Tax and Loan Note Option program.

Total shareholders' equity increased $393 or 0.76% for the six months ended June 30, 1999, to $52,418 from $52,025 at December 31, 1998. The increase in shareholders' equity was primarily the result of net income of $4,503, reduced by dividends paid of $874, net unrealized holding losses on available-for-sale securities of $1,612 and the repurchase of common shares for $1,737.

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

At June 30, 1999, Management designated $3,500 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all loans with outstanding balances exceeding $500 and rated as "Doubtful" will be considered impaired. Further, the Company evaluates all Substandard Loans with balances exceeding $500 for classification as impaired.

The following table shows the composition of nonperforming loans.


                                                June 30,   December 31,     June 30,
                                                  1999         1998           1998
Nonperforming loans:
          Total nonaccrual loans                  $3,933          $356       $ 1,770
           Loans past due more than
           ninety days and still accruing              0           105           127
                                              ===========   ===========     =========
         Total                                    $3,933          $461       $ 1,897
                                              ===========   ===========     =========


At June 30, 1999, nonperforming loans were comprised of $183 of commercial loans, $3,750 of real estate loans and $0 of consumer loans. Nonperforming loans were comprised of $144 of commercial loans, $315 of real estate loans and $2 of consumer loans at December 31, 1998. At June 30, 1998, nonperforming loans consisted of $1,778 of commercial loans, $119 of real estate loans and $0 of consumer loans. Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.58% at June 30,1999, and 0.07% at December 31, 1998. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes. During the second quarter of 1999, the bank experienced a $750,000 charge-off on a single commercial loan. This customer also had a loan of approximately $3.5 million secured by commercial real estate which has been placed on non-accrual.

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

As of June 30, 1999, the Company's Tier I and total risk-based capital ratios were 10.00% and 11.25%, respectively. The Company's leverage ratio was 7.84% at June 30, 1999. As of June 30, 1999, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at June 30, 1999.

The following table provides the capital ratios for the entities.


                                              At June 30, 1999

                                                               Consolidated
                                    Bank Only                    Company

Total assets                         $671,623                    $674,524

Risked-based assets                   530,957                     532,202

Tier I capital                         50,724                      53,219

Total risk-based capital               57,378                      59,888

Leverage ratio                          7.50%                       7.84%

Tier I risk-based capital ratio         9.55%                      10.00%

Total risk-based capital               10.81%                      11.25%



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

Management has completed business resumption plans for all systems and applications to address any potential system failures caused by actions or influences, such as the failure of power or communications technologies outside the control of the Company. Estimated costs associated with the Y2K initiative
total  slightly  over  $100.   Most  of  these  expenses  represent  capital
expenditures for software and hardware that will be amortized over five years. Therefore, management believes that the financial impact of the Y2K initiative is immaterial.

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

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held April 15, 1999. The following members were elected to the Company's Board of Directors to hold office for a period of one year or until their successors are duly chosen and qualified. Proxy votes comprised 83 percent of the outstanding voting shares. A total of 2,998 shares were voted in person.

                                         Against or                 Broker Non-
Nominee                     For           Withheld     Abstain         Votes
-------                     ---           --------------------     -------------
William E. McWhirter       223,026           0           0                0
Gerald R. Francis          223,026           0           0                0
Charles R. Farber          223,026           0           0                0
Robert B. Hirschman        223,026           0           0                0
Ethan Jackson              223,026           0           0                0
David W. Knall             223,026           0           0                0
Mary Ellen Rodgers         223,026           0           0                0
Stephen R. West            223,026           0           0                0
Darell E. Zink, Jr.        223,026           0           0                0


The shareholders also ratified an amendment to the Peoples Bank Corporation of Indianapolis 1998 Stock Option Plan increasing the number of shares authorized from 50,000 to 100,000 shares with 196,586 shares voting in favor of the resolution and 26,440 shares voting against.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits -

                  27       Financial Data Schedule

          B. Form 8-K was filed on July 12, 1999 to report the execution of the affiliation agreement between Fifth Third Bancorp and Peoples Bank Corporation of Indianapolis and to disclose the terms of the merger described therein.

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

                               DATE: August ___, 1999