Form 10-Q
period 1999-09-30
PEOPLES BANK CORP OF INDIANAPOLIS
filed 1999-11-12
CIK 796322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Shares, without par value
                  Nonvoting     -   2,838,011 shares as of November 12, 1999
                  Voting        -     264,096 shares as of November 12, 1999

                    PEOPLES BANK CORPORATION OF INDIANAPOLIS

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998...........................................     2

          Consolidated Statements of Income for the nine months
          ended September 30, 1999 and 1998...............................     3

          Consolidated Statements of Changes in Shareholders' Equity......     4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 1998........................     5

          Notes to Consolidated Financial Statements......................   6-7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition...........................  8-16



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders............     17

Item 6.   Exhibits and Reports on Form 8-K...............................     17

Signatures...............................................................     18

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED BALANCE SHEETS
================================================================================
(Dollar amounts in thousands)

                                                                    Sept 30,                  December 31,
                                                                     1999                        1998
                                                                    --------                   --------
Assets
      Cash and due from banks                                       $ 17,820                   $ 30,336
      Federal funds sold                                               3,900                      4,800
                                                                    --------                   --------
        Total cash and equivalents                                    21,720                     35,136

      Available-for-sale securities                                  132,281                    132,216

      Loans held for sale                                                187                      2,346
      Total loans                                                    489,998                    452,065
        Allowance for loan losses                                    (8,044)                    (7,684)
                                                                    --------                   --------
        Loans, net                                                   481,954                    444,381

      Premises and equipment, net                                      6,866                      8,105
      Accrued income and other assets                                 15,550                     12,321
                                                                    --------                   --------
        Total assets                                                $658,558                    634,505
                                                                    ========                   ========

Liabilities

      Non interest-bearing deposits                                 $107,806                     98,851
      Interest-bearing deposits                                      464,197                    452,178
                                                                    --------                   --------
        Total deposits                                               572,003                    551,029

      Borrowings                                                      22,891                     22,918
      Accrued expenses and other liabilities                           7,990                      8,533
                                                                    --------                   --------
        Total liabilities                                            602,884                    582,480


Shareholders' equity
      Common shares, no par value:
      Authorized:
        Voting - 300,000 shares
        Nonvoting - 4,000,000 shares
      Issued:
        Voting -  264,096 shares (1999)
               -  264,096 shares (1998)                                  896                        896
        Nonvoting  -  2,837,711 shares (1999)
                   -  2,758,794 shares (1998)                         11,761                     11,384
      Retained earnings                                               44,461                     39,008
      Accumulated other comprehensive income                         (1,444)                        737
                                                                    --------                   --------
        Total shareholders' equity                                    55,674                     52,025
                                                                    --------                   --------
        Total liabilities and shareholders' equity                  $658,558                   $634,505
                                                                    ========                   ========


See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF INCOME
================================================================================
(Dollar amounts in thousands, except per share data)

                                                                           Three months ended             Nine months ended
                                                                             September 30,                  September 30,
                                                                         1999          1998              1999            1998
                                                                        -------         ------         -------         -------
Interest income
      Loans, including related fees                                     $10,236         $9,666         $29,610         $28,034
      Federal funds sold                                                    126            255             357             486
      Securities                                                          2,126          2,271           6,306           7,041
                                                                        -------         ------         -------         -------
        Total interest income                                            12,488         12,192          36,273          35,561

Interest expense
      Deposits                                                            5,531          5,823          16,125          16,510
      Borrowings                                                            234            193             752             568
                                                                        -------         ------         -------         -------
        Total interest expense                                            5,765          6,016          16,877          17,078
                                                                        -------         ------         -------         -------
Net interest income                                                       6,723          6,176          19,396          18,483
Provision for loan losses                                                   150              0           1,150           3,500
                                                                        -------         ------         -------         -------

Net interest income after provision for loan losses                       6,573          6,176          18,246          14,983

Non-interest income
      Trust and Investment Management                                       625            638           2,211           1,771
      Service charges and fees                                              683            795           1,987           2,181
      Mortgage banking revenue                                               34            114             313             471
      Net gain/(loss) on securities                                           0             40               6              47
      Other                                                                 242            260           1,408             694
                                                                        -------         ------         -------         -------
        Total non-interest income                                         1,584          1,847           5,925           5,164

Non-interest expense
      Salaries and employee benefits                                      3,087          2,830           8,760           8,305
      Occupancy (net)                                                       314            394           1,129           1,144
      Equipment                                                             404            445           1,244           1,273
      Other                                                                 950          1,379           2,890           3,778
                                                                        -------         ------         -------         -------
        Total non-interest expense                                        4,755          5,048          14,023          14,500
                                                                        -------         ------         -------         -------

Income before income taxes                                                3,402          2,975          10,148           5,647
Income tax expense                                                        1,105            973           3,348           1,753
                                                                        -------         ------         -------         -------

Net income                                                               $2,297         $2,002          $6,800          $3,894
                                                                        =======         ======         =======         =======
Per share data
      Earnings per share                                                  $0.74          $0.65           $2.25           $1.27
                                                                        =======         ======         =======         =======
      Earnings per share, assuming dilution                               $0.73          $0.63           $2.19           $1.24
                                                                        =======         ======         =======         =======


See accompanying notes.

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
(Dollar amounts in thousands)

                                                        1999           1998
                                                     --------       --------

Balance at January 1                                 $ 52,025       $ 48,817

      Comprehensive income
           Net income                                   6,800          3,894
           Change in net unrealized gain/(loss)        (2,181)           341
                                                     --------       --------
                Total comprehensive income              4,619          4,235

      Cash dividends                                   (1,340)        (1,198)

      Exercise of stock options                         2,106              3

      Redemption of common stock                       (1,736)          (811)
                                                     --------       --------
Balance at September 30                              $ 55,674       $ 51,046
                                                     ========       ========

PEOPLES BANK CORPORATION OF INDIANAPOLIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
(Dollar amounts in thousands)


                                                                         Nine months ended
                                                                           September 30,
                                                                         1999           1998
                                                                      --------       --------
Cash flows from operating activities
       Net Income                                                     $  6,800       $  3,894
       Adjustments to reconcile net income to net cash
         from operating activities
       Depreciation and amortization                                       863            902
       Provision for loan losses                                         1,150          3,500
       Net (gain)/loss on securities                                        (6)           (47)
       Net amortization/(accretion) on investments                          68            (89)
       Net change in
          Interest receivable and other assets                          (1,797)        (4,468)
          Interest payable and other liabilities                          (543)         1,648
          Loans held for sale                                            2,159            186
                                                                      --------       --------
               Net cash from operating activities                        8,694          5,526

Cash flows from investing activities
       Proceeds from sales of available-for-sale securities                  0          5,068
       Proceeds from maturities of available-for-sale securities        77,664         46,069
       Purchase of available-for-sale securities                       (81,404)       (40,462)
       Loans made to customers, net of principal
         collections thereon                                           (38,723)       (48,647)
       Property and equipment expenditures, net                            376         (1,270)
                                                                      --------       --------
         Net cash from investing activities                            (42,087)       (39,242)

Cash flows from financing activities
       Net change in deposits                                           20,974         29,693
       Net change in borrowings                                            (27)           472
       Proceeds from exercise of stock options                           2,106              3
       Redemption of common shares                                      (1,736)        (1,195)
       Dividends paid                                                   (1,340)          (811)
                                                                      --------       --------
         Net cash from financing activities                             19,977         28,162
                                                                      --------       --------

Net change in cash and cash equivalents                                (13,416)        (5,554)

Cash and cash equivalents at beginning of year                          35,136         25,462
                                                                      --------       --------

Cash and cash equivalents at September 30                             $ 21,720       $ 19,908
                                                                      ========       ========

                    Peoples Bank Corporation of Indianapolis

                   Notes to Consolidated Financial Statements

                               September 30, 1999

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

2.  Earnings Per Share

         The following table presents share data used to compute earnings per share:

                                                          Nine months ended
                                                            September 30,
                                                         1999          1998
                                                      ---------     ---------
Weighted average shares outstanding                   3,028,037     3,071,429
Dilutive effect of potential shares                      75,454        86,696
                                                      ---------     ---------
Shares used to compute diluted earnings per share     3,103,491     3,158,125



                                                         Three months ended
                                                           September 30,
                                                         1999          1998
                                                      ---------     ---------

Weighted average shares outstanding                   3,091,439     3,061,738
Dilutive effect of potential shares                      40,912        77,286
                                                      ---------     ---------
Shares used to compute diluted earnings per share     3,132,351     3,139,024



3. Segment Reporting

         Subsequent to announcing the merger of the Company with Fifth Third Bancorp, as discussed below, the Company discontinued internal reporting by business segments.

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

The book value per share of The Company's nonvoting common shares at September 30, 1999, was $17.95. For the third quarter, the low trading price per share was $39.75, and the high trading price per share was $73.125.

On September 17, 1999, The Company declared a cash dividend in the amount of $.155 per share, payable October 15, 1999, to shareholders of record September 30, 1999. This dividend represents a 14.81% increase over the third quarter 1998 dividend and is the thirteenth consecutive quarter in which The Company has declared an increase in dividends.


Recent Developments

On July 12, 1999, Fifth Third Bancorp (Fifth Third) and the Company entered into an Affiliation Agreement (Merger Agreement), pursuant to which The Company will merge with and into Fifth Third through a tax-free, stock-for-stock exchange, with Fifth Third as the surviving corporation (Merger). Under the terms of the Merger Agreement, upon consummation of the Merger each share of The Company's voting and non-voting common stock shall be converted into the right to receive
1.09 share of Fifth Third common stock

The Merger, which would be accounted for as a pooling of interests, is expected to close during the fourth quarter of 1999. The Merger Agreement has been approved by the board of directors of both companies. Consummation of the Merger is subject to certain customary conditions, including, among others, the adoption of the Merger Agreement by The Company's shareholders and receipt of regulatory approvals. The Company's shareholders approved the Merger Agreement at a shareholder meeting on October 27, 1999 at 10:30 AM in Indianapolis, Indiana. The merger of the Company with and into Fifth Third is expected to close on November 19, 1999.

Selected ratios and summary data.

                                            At or for the Nine months Ended
                                                      September 30,
                                              1999                  1998
                                            --------              --------
Assets                                      $658,558              $632,518
Loans (includes loans held for sale)         490,185               453,972
Deposits                                     572,003               538,005
Shareholders' Equity                          55,674                51,046
Book value per share                           17.95                 16.73

Earnings per share (basic)                     $2.25                 $1.27
Earnings per share (diluted)                   $2.19                 $1.24
Dividends per share                            $0.45                 $0.39
Net Interest Margin (FTE)                      4.24%                 4.29%
Return on Average Assets                       1.37%                 0.83%
Return on Average Equity                      17.23%                10.73%

Average Shares Outstanding
         -   Basic                         3,028,037             3,071,429
         -   Diluted                          75,454             3,158,125

Total Shares Outstanding                   3,101,807             3,051,730



Net Income

Net income for the third quarter of 1999 was $2,297 compared to $2,002 for the third quarter of 1998, an increase of 14.74% or $295. Basic net income per share for the third quarter of 1999 was $0.74, an increase of $0.09 or 13.85% from $0.65 for the third quarter of 1998.


Net income for the first nine months of 1999 was $6,800 compared to $3,894 for the same period of 1998, an increase of 74.63% or $2,906. Basic net income per share for the first nine months of 1999 was $2.25, an increase of $0.98 or 77.17% from $1.27 for the first nine months of 1998.

Peoples took a $3,500 provision for loan losses during the first nine months of 1998 as compared to a $1,150 provision during the first nine months of 1999. Another significant explanation for the increase in net income was the recovery of $648,000 associated with an investment in a low-income housing partnership. Peoples invested $648,000 as a limited partner in a low-income housing partnership during 1997. The project was projected to generate significant tax credits over a ten-year period following renovation of the property. During 1997 and 1998, the project incurred losses equaling the original investment. Therefore, management of Peoples properly took expenses against the investment during 1997 and 1998 to reduce the book value of the investment to zero. When the project's Developer and General Partners were unable to secure tax credits from the Indiana Housing Finance Authority, the General Partners became obligated to repurchase Peoples interests. Since the investment had been carried at a book value of zero, The Company experienced recovery of $648,000, which is shown as Other Income.


Net Interest Income

Net interest income is the principal component of net income for the Company and represents the difference between interest earned on loans and investments and the interest cost of deposits and other borrowed funds. For the three months ended September 30, net interest income was $6,723 and $6,176 for 1999 and 1998, respectively. This reflects an increase of $547, or 8.86%. For the nine months ended September 30, net interest income was $19,396 and $18,483 for 1999 and 1998, respectively. This reflects an increase of $913, or 4.94%.

Interest income on loans, including related fees, increased from $9,666 for the third quarter of 1998 to $10,236 for that period in 1999, an increase of $570 or 5.90%. Interest income on loans, including related fees, increased from $28,034 for the first nine months of 1998 to $29,610 for that period in 1999, an increase of $1,576 or 5.62%. These increases are attributable to an increase in loans outstanding. Total loans were $490,185 at September 30, 1999, compared to $453,972 at September 30, 1998, an increase of $36,213 or 7.98%. Offsetting the increase in loans outstanding was a decrease in the level of interest rates in the economy. The Prime rate averaged approximately 0.64% lower during the first nine months of 1999 as compared to the same period in 1998.

Total interest expense was $5,765 and $6,016 for the three months ended September 30, 1999 and 1998, respectively, a decrease of $251, or 4.17%. Total interest expense was $16,877 and $17,078 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $201, or 1.18%. The decrease in interest expense was attributable to lower interest rates in the economy, partly offset by an increase in deposits outstanding.

The Company's net interest margin, or margin on earning assets, decreased from 4.18% for the third quarter of 1998 to 4.16% for the third quarter of 1999. On a tax equivalent basis, the Company's net interest margin decreased from 4.29% for the third quarter of 1998 to 4.24% for the third quarter of 1999. The primary reason for this decrease in the net interest margin in 1999 was lower yields on loan growth funded by growth in deposits resulting in a thinner net interest margin on new business.

Provision & Allowance for Loan Losses

The provision for loan losses was $150 for the third quarter of 1999 and $0 for the third quarter of 1998. The provision for loan losses was $1,150 for the first nine months of 1999 as compared to $3,500 for the third quarter of 1998, a decrease of $2,350 or 67.14%. The allowance for loan losses at September 30, 1999, was $8,044 or 1.64% of total loans compared to $7,684 or 1.69% of total loans at December 31, 1998. Gross charge-offs during the third quarter of 1999 were $175 and recoveries were $65.

The adequacy of the allowance for loan loss is evaluated at least quarterly by management based upon the review of identified loans with more than a normal degree of risk, historical loan loss percentages, and present and forecasted economic conditions. Management's analysis indicated that the allowance for loan losses at September 30,1999, was adequate to cover potential losses on identified loans with credit problems and potential losses on the remaining loan portfolio based on historical percentages.

Non-interest Income

Non-interest income totaled $1,584 for the third quarter of 1999, compared to $1,847 for that period of 1998, a decrease of $263 or 14.24%. Non-interest income totaled $5,925 for the first nine months of 1999, compared to $5,164 for that period of 1998, an increase of $761 or 14.74%. Decreases in the third quarter of 1999 were due to lower mortgage revenues and lower revenues for overdrawn deposit accounts.

Trust and investment management income was $625 and $638 for the third quarter of 1999 and 1998, respectively, a decrease of $13 or 2.04%. Trust and investment management income was $2,211 and $1,771 for the first nine months of 1999 and 1998, respectively, an increase of $440 or 24.84%. The increase in revenue from Peoples' Trust and Investment Management Group in 1999 reflected continuing growth in traditional trust sales and service as well as growth in revenues from the sale of investment products, which began in 1997.

For the three month periods ending September 30, 1999, and 1998, service charges and fees income were $683 and $795 respectively, a decrease of $112 or 14.09%. For the nine-month periods ending September 30, 1999, and 1998, service charges and fees declined from $2,181 to $1,987, a decrease of $194 or 8.90%. The decrease in service charges and fees is primarily associated with a reduction in charges for insufficient funds.

Mortgage banking revenue includes net gains and losses realized when mortgage loans are sold into the secondary market and service fee revenue earned from servicing those loans after they are sold. Mortgage banking revenue for the third quarter of 1999 was $34, reflecting a decrease of $80 or 70.18%, compared to $114 for the same period in 1998. Mortgage banking revenue for the first nine months of 1999 was $313, reflecting a decrease of $158 or 33.55%, compared to $471 for the same period in 1998. The decrease in revenues from mortgage banking reflects the very strong activity experienced in 1998 that has not been replicated during 1999.

Other Non-interest income decreased during the third quarter of 1999 to $242 from $260 for the same period in 1998, a decrease of $18 or 6.92%. Other
Non-interest income increased during the first nine months of 1999 to $1,408 from $694 for the same period in 1998, an increase of $714 or 102.88%. This increase was associated primarily with a recovery during the third quarter of 1999 of $648 from a low income housing investment.

Non-interest Expense

Total Non-interest expense was $4,755 for the three months ended September 30,1999, compared with $5,048 for that period in 1998. This represents a decrease of $293, or 5.80%. Total Non-interest expense was $14,023 for the nine months ended September 30,1999, compared with $14,500 for that period in 1998. This represents a decrease of $477, or 3.29%. Salary and employee benefits expense was $3,087 for the three months ended September 30, 1999, an increase of $257 or 9.08% from $2,830 for the same period of 1998. Salary and employee benefits expense was $8,760 for the nine months ended September 30,1999, an increase of $455 or 5.48% from $8,305 for the same period of 1998. This increase was primarily associated with salary and wage rate increases and an increased accrual for year-end bonuses.

Occupancy expense was $314 for the third quarter of 1999, a decrease of $80, or 20.30% from $394 for the third quarter of 1998. Occupancy expense was $1,129 for the first nine months of 1999, a decrease of $15 or 1.31% from $1,144 for the same period of 1998. Equipment expense was $404 and $445, respectively, for the third quarter of 1999 and 1998, a decrease of $41 or 9.21%. Equipment expense was $1,244 and $1,273, respectively, for the first nine months of 1999 and 1998, a decrease of $29 or 2.28%. These expense reductions are associated with the closure of three branches during the second quarter of 1999.

Other non-interest expense was $950 and $1,379 for the third quarters of 1999 and 1998, respectively, a decrease of $429 or 31.11%. Other non-interest expense was $2,890 and $3,778 for the first nine months of 1999 and 1998, respectively, a decrease of $888 or 23.50%. During the third quarter of 1998, The largest reason for the expense reductions was the additional expenses taken in 1998 to write down the Low-Income Housing Investment which was subsequently recovered.


Income Taxes

Income tax expense was $3,348 and $1,753 for the first nine months of 1999 and 1998, respectively. The increase in tax expense can be primarily attributed to increased income recognized during the first nine months of 1999.

Balance sheet

Total assets were $658,558 at September 30, 1999, and $634,505 at December 31, 1998, an increase of $24,053, or 3.79%. The portfolio of available-for-sale securities increased from $132,216 at December 31, 1998, to $132,281 at September 30, 1999, an increase of $65 or 0.05%. Total loans, excluding loans held for sale, increased during the first nine months of 1999 from $452,065 at December 31, 1998, to $489,998 at September 30, 1999. This reflects an increase of $37,933 or 8.39%. Commercial and commercial real estate loans increased $33,789 or 16.01% from $211,115 at December 31, 1998, to $244,904 at September
30, 1999. Residential mortgage loans decreased $3,238 or 3.31 from $97,755 at December 31, 1998, to $94,517 at September 30, 1999. Construction loans increased $6,780 or 19.46% from $34,840 at December 31, 1998 to $41,620 at
December  31,  1999.  Consumer  loans  decreased  $41 or 0.04% from  $106,431 at
December 31, 1998, to $106,390 at September 30, 1999. Loans held for sale consist of conforming fixed rate mortgage loans that Peoples sells in the secondary market (having retained servicing rights with respect to such loans) and that are pending funding. Loans held for sale were $2,346 at December 31,1998, compared to $187 at September 30, 1999. The amount of loans outstanding (excluding loans held for sale) is reflected in the following table.

                                         September 30,      December 31,     September 30,
                                            1999               1998             1998
                                         -------------      ------------     -------------
Commercial and Commercial Real Estate
                                          $244,904           $211,115         $211,872
Residential Mortgage                        94,517             97,755          100,473
Construction                                41,620             34,840           31,962
Consumer                                   106,390            106,431          107,332
Tax-exempt                                   2,567              1,924            1,960
                                          --------           --------         --------
       Gross loans                         489,998            452,065          453,599
Less: Allowance for Loan Losses              8,044              7,684            7,075
                                          --------           --------         --------
                                          $481,954           $444,381         $446,524
                                          ========           ========         ========


Deposits represent the primary source of funds for the Company. Total deposits increased $20,974 or 3.81%, from $551,029 at December 31,1998, to $572,003 at
September 30, 1999. Non-interest-bearing deposits increased $8,955 or 9.06%, from $98,851 at December 31, 1998, to $107,806 at September 30, 1999.
Interest-bearing deposits increased $12,019 or 2.66% from $452,178 at December 31, 1998, to $464,197 at September 30, 1999. The Company's deposit balances are reflected in the following table.

                                               September 30,       December 31,       September 30,
                                                   1999               1998               1998
                                               -------------       ------------       -------------
Deposits:
               Non-interest-bearing              $107,806             $ 98,851           $ 80,045
               Interest-bearing                   464,197              452,178            457,960
                                                 --------             --------           --------
                         Total deposits          $572,003             $551,029           $538,005
                                                 --------             --------           --------

Total deposits/total assets                         86.86%               86.84%             85.05%

Borrowings in the form of Federal funds, Federal Home Loan advances, and repurchase agreements are acquired, as needed, to satisfy temporary liquidity needs. Overnight repurchase agreements continue to be a source of funds for Peoples. These funds are from businesses with large cash balances. Borrowings were $22,891 at September 30, 1999, as compared to $22,918 at December 31, 1998. This represents a decrease of $27 or 0.12%. At September 30, 1999, the bank had $9,491 in overnight repurchase agreements, $0 in federal funds purchased, $6,000 in Federal Home Loan Bank advances, and $7,400 in borrowings through the Treasury Tax and Loan Note Option program.

Total shareholders' equity increased $3,649 or 7.01% for the nine months ended September 30, 1999, to $55,674 from $52,025 at December 31, 1998. The increase in shareholders' equity was the result of net income of $6,800, reduced by dividends paid of $1,340, net unrealized holding losses on available-for-sale securities of $2,181, the repurchase of common stock of $1,736, and the exercise of stock options of $2,106.

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

At September 30, 1999, Management designated $0 in loans as "impaired" for the purpose of FAS No. 114. Management has further determined that all loans with outstanding balances exceeding $500,000 and rated as "Doubtful" will be considered impaired. Further, the Company evaluates all Substandard Loans with balances exceeding $500,000 for classification as impaired.


The following table shows the composition of nonperforming loans.


                                                 September 30,   December 31,    September 30,
                                                    1999            1998            1998
                                                 -------------   ------------    -------------
Nonperforming loans:
          Total nonaccrual loans                   $3,674          $  356          $1,879
           Loans past due more than                                                    10
           ninety days and still accruing               0             105
                                                   ------          ------          ------
         Total                                     $3,674          $  461          $1,889
                                                   ======          ======          ======

At September 30, 1999, nonperforming loans were comprised of $3,674 of commercial loans, $0 of real estate loans and $0 of consumer loans. Nonperforming loans were comprised of $144 of commercial loans, $315 of real estate loans and $2 of consumer loans at December 31, 1998. At September 30, 1998, nonperforming loans consisted of $1,562 of commercial loans, $327 of real estate loans and $0 of consumer loans. Asset quality continues to be an important area of focus for the Company. Nonperforming loans as a percent of assets were 0.56% at September 30,1999, and 0.07% at December 31, 1998. The Company maintains asset quality through the use of well-defined policies, underwriting criteria, and review processes. During the second quarter of 1999, the bank experienced a $750,000 charge-off on a single commercial loan. This customer also had a loan of approximately $3.5 million secured by commercial real estate that has been placed on non-accrual.

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

As of September 30, 1999, the Company's Tier I and total risk-based capital ratios were 10.82% and 12.07%, respectively. The Company's leverage ratio was 8.41% at September 30, 1999. As of September 30, 1999, Peoples was in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by Federal regulators. The Company and Peoples were in full compliance with all regulatory capital requirements at September 30, 1999.

The following table provides the capital ratios for the entities.

                                            At September 30, 1999

                                                            Consolidated
                                      Bank Only               Company
Total assets                          $657,039                $658,558

Risked-based assets                    526,834                 527,411

Tier I capital                          52,525                  57,067

Total risk-based capital                59,128                  63,678

Leverage ratio                            7.76%                   8.41%

Tier I risk-based capital ratio           9.97%                  10.82%

Total risk-based capital                 11.22%                  12.07%


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

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 27, 1999, a special meeting of the holders of the Company's voting and non-voting shares of common stock was held to consider and vote upon a proposal to adopt and approve the Affiliation Agreement, dated as of July 12, 1999, by and between Fifth Third Bancorp and the Company, and the transactions contemplated thereby, including the merger of the Company with and into Fifth Third Bancorp upon the terms and subject to the conditions set forth in the Affiliation Agreement. The Proposal was approved by the following votes:


                                       % of Total                    % of Total                  % of Total
Voting Shares:             For        Voting Shares     Against    Voting Shares   Abstain     Voting Shares
                         -------      -------------     -------    -------------   -------     -------------
                         230,305          87.21%




                                       % of Total                    % of Total                  % of Total
Nonvoting Shares:          For     Nonvoting Shares     Against  Nonvoting Shares   Abstain   Nonvoting Shares
                       ---------   ----------------     -------  ----------------   -------   ----------------
                       1,799,511          63.45%        172,143         6.07%        3,650          0.13%



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits -

                  27       Financial Data Schedule

         B. Form 8-K was filed on July 12, 1999 to report the affiliation agreement between Fifth Third Bancorp and Peoples Bank Corporation of Indianapolis.

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





                                    DATE: November 12, 1999